Form 10-Q
period 1998-06-30
PURINA MILLS INC
filed 1998-08-13
CIK 913437

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q
      (Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 33-66606


                               Purina Mills, Inc
            (Exact name of registrant as specified in its charter)

                 Delaware                              43-1359249
      (State or other jurisdiction of               (I.R.S.Employer
      incorporation or organization)             Identification Number)

                              1401 S. Hanley Road
                           St. Louis, Missouri 63144
             (Address of principal executive offices)  (Zip Code)

                                (314) 768-4100
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes...X....  No.....



                              Page 1 of 27 pages

                        PURINA MILLS, INC. CORPORATION

                               Table of Contents
                      Form 10-Q for the Quarterly Period
                              Ended June 30, 1998
                                                                    Page
                                                                    ----
PART I      FINANCIAL INFORMATION
------      ---------------------
Item 1.     Financial Statements (Unaudited)

               Consolidated Balance Sheets at June 30,
               1998 and December 31,1997                               3

               Consolidated Statements of Operations for
               the three months ended June 30, 1998 and
               1997, the three month and nineteen day
               period ended June 30, 1998, the seventy-one
               day period ended March 12, 1998 and the
               six months ended June 30, 1997.                         4

               Consolidated Statements of Cash Flows for
               the three month and nineteen day period
               ended June 30, 1998, the seventy-one day
               period ended March 12, 1998 and the six
               months ended June 30, 1997.                             5

               Notes to Consolidated Financial Statements              6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             15

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                          21


Signature                                                             24


PURINA MILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 1998 and December 31, 1997
(Dollars in thousands except per share data)

                                                                                                         Pre-Merger
                                                                                                     December 31, 1997
                                                                                                       (Derived from
                                                                                                     Audited Financial
                                                                          June 30, 1998                  Statements)
                                                                          -------------              -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                                   $ 12,215                      $ 27,620
Accounts receivable, net                                                      38,791                        51,208
Inventories                                                                   63,304                        66,800
Income tax refund receivable                                                   4,320                            --
Deferred income taxes                                                          8,746                         8,746
Prepaid expenses and other current assets                                      6,883                        13,037
                                                                        .............................................
Total Current Assets                                                         134,259                       167,411
Property, plant and equipment, net                                           264,870                       243,718
Intangible assets, net                                                       339,805                       122,403
Other assets                                                                  48,263                        48,411
                                                                        .............................................
Total Assets                                                                $787,197                      $581,943
                                                                        ---------------------------------------------

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable--other                                                     $ 33,287                      $ 76,078
Accounts payable--affiliate                                                   23,968                            --
Current portion of long-term debt                                              6,050                        19,170
Customer advance payments                                                      4,403                        16,503
Other current liabilities                                                     35,141                        26,872
                                                                        .............................................
Total Current Liabilities                                                    102,849                       138,623

Retirement obligations                                                        25,933                        28,768
Accrued post-retirement benefit costs                                          4,866                        37,470
Deferred income taxes                                                          6,550                            --
Other liabilities                                                                898                           831
Long-term debt                                                               542,811                       263,119

Common stock held by ESOP                                                         --                        62,736

Stockholder's Equity:
Common stock, $0.01 par value:  1,000 shares
   authorized, issued and outstanding                                             --                            --
Additional paid-in capital                                                   109,290                        79,687
Retained deficit                                                              (6,000)                      (27,192)
Adjustment for minimum supplemental retirement
   liabilities                                                                    --                        (2,099)
                                                                        .............................................
Total Stockholder's Equity                                                   103,290                        50,396
                                                                        ---------------------------------------------
Total Liabilities & Stockholder's Equity                                    $787,197                      $581,943
                                                                        ---------------------------------------------

(See accompanying notes)


PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands)

                                      Post-Merger        Pre-Merger       Post-Merger               Pre-Merger
                                      ------------      ------------      -----------      ----------------------------
                                      Three Months      Three Months                                         Six Months
                                         Ended             Ended           March 13         January 1          Ended
                                        June 30,          June 30,        to June 30,      to March 12,       June 30,
                                          1998              1997              1998             1998            1997
                                      ------------      ------------      -----------      ------------      ----------
NET SALES                               $235,265          $269,744          $288,071         $214,272         $554,194

COSTS AND EXPENSES:
Cost of products sold                    187,254           220,882           228,644          171,233          452,329
Marketing, distribution and
   advertising                            21,762            20,907            26,571           17,543           41,092
General and administrative                15,756            14,170            17,972           27,573           27,633
Amortization of intangibles                5,156             5,610             6,115            3,838           10,340
Research and development                   1,628             1,618             1,928            1,376            3,254
Other income, net                           (147)           (1,049)              (58)             109           (2,711)
                                    .......................................................................................
                                         231,409           262,138           281,172          221,672          531,937
                                    .......................................................................................
OPERATING INCOME (LOSS)                    3,856             7,606             6,899           (7,400)          22,257
Interest expense                          12,622             8,666            15,458            6,144           17,065
                                    .......................................................................................
Income (loss) before income
   taxes                                  (8,766)           (1,060)           (8,559)         (13,544)           5,192
Provision (benefit) for income
   taxes                                  (2,643)             (661)           (2,559)          (5,050)           2,498
                                    .......................................................................................
NET INCOME (LOSS)                       $ (6,123)         $   (399)         $ (6,000)        $ (8,494)        $  2,694
                                    ---------------------------------------------------------------------------------------


(See accompanying notes)


PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                                                                Pre-Merger
                                                            Post-Merger            -------------------------------------
                                                           -------------                                    Six Months
                                                            March 13 to             January 1 to              Ended
                                                           June 30, 1998           March 12, 1998          June 30, 1997
                                                           -------------           --------------          -------------
Operating Activities:
Net income (loss)                                           $  (6,000)              $  (8,494)               $  2,694
Adjustment to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation & amortization                              15,519                   9,908                  24,629
      Provision for loss on asset disposition                     163                     169                      35
      Compensation under ESOP                                      --                      --                   2,092
      Provision for deferred taxes                             (2,005)                   (108)                 (1,251)
      Other                                                    19,296                 (38,826)               $(19,830)
                                                         ................................................................
Net cash provided by (used in) operating activities         $  26,973               $ (37,351)               $  8,369

Investing Activities:
Purchase of property, plant and equipment                      (7,923)                 (4,486)                (11,626)
Other                                                            (941)                    156                   1,765
                                                         ................................................................
Net cash used in investing activities                       $  (8,864)              $  (4,330)               $ (9,861)

Financing Activities:
Proceeds from Senior Subordinated Notes                            --                 350,000                      --
Proceeds from Term Loans                                           --                 200,000                      --
Proceeds of Revolving Credit Facility, net                      5,214                      --                      --
Repayment of Term Loans, Senior Sub. Notes & IRBs            (295,486)                     --                  (7,583)
Payment of dividends to PM Holdings Corporation                    --                (237,172)                     --
Payment of Financing Costs                                       (111)                (11,894)                     --
Other                                                             (84)                 (2,300)                   (156)
                                                         ................................................................
Net cash provided by (used in) financing activities         $(290,467)              $ 298,634                $ (7,739)

Increase (decrease) in cash and cash equivalents             (272,358)                256,953                  (9,231)
Cash and cash equivalents at beginning of period              284,573                  27,620                  25,462
                                                         ................................................................
Cash and cash equivalents at end of period                  $  12,215               $ 284,573                $ 16,231
                                                         ----------------------------------------------------------------



Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                 $   6,319               $  11,267                $ 15,652
   Income taxes                                                   290                      43                   5,084

-------------------------------------------------------------------------------------------------------------------------

(See accompanying notes)

                      PURINA MILLS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.    BASIS OF PRESENTATION

Pursuant to the Agreement and Plan of Merger among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings, with Holdings being the surviving corporation. As a result of the Merger, all of the shares of the common stock of Holdings ("Holdings Common Stock"), par value $.01 per share outstanding immediately prior to March 12, 1998, were canceled and converted into the right to receive cash consideration of $540 per share (the "Merger Consideration.") In addition, pursuant to the Merger Agreement, each outstanding stock option and stock rights unit became 100% vested. Option holders and stock rights unit holders received the Merger Consideration, less the exercise price of the stock options, for each share of Holdings Common Stock into which such stock options and stock rights units were exercisable immediately prior to March 12, 1998. As a result of the Merger, Koch Agriculture owns 100% of Holdings, which owns 100% of Purina Mills, Inc. ("PMI" or the "Company.")

The estimated sources and use of funds required to consummate the Merger and related financings are summarized below. See Notes 6 and 7 for a description of long-term indebtedness and capital stock.

Sources of funds (in millions):

            New Credit Facilities
               Term Loans                            $ 200.0
               Revolving Credit Facility                 9.9
            Notes                                      350.0
            Equity Contribution to Holdings            109.7
                                                  .............
                  Total                              $ 669.6
                                                  -------------


Use of funds (in millions):

            Purchase price for equity of Holdings    $ 258.7
            Repayment of existing indebtedness         385.5
            Fees and expenses                           25.4
                                                  .............
                  Total                              $ 669.6
                                                  -------------

The Merger closed on March 12, 1998. The Merger has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the consolidated financial statements for periods subsequent to March 12, 1998 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of March 12, 1998. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. It is not expected that the final allocation of purchase price will produce materially different results from those presented herein. The consolidated financial statements for periods prior to March 12, 1998 have been prepared on the historical cost basis. The consolidated balance sheet at June 30, 1998 is not comparable with the historical balance sheets presented. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs.

The preliminary allocation of the $109.3 million purchase price for the Company is summarized as follows (in millions):

            Current assets                          $  130.8
            Property, plant and equipment              268.1
            Intangible assets                          344.2
            Other noncurrent assets                     47.7
            Liabilities assumed                       (681.5)
                                                 ...............
               Total                                $  109.3
                                                 ---------------

The consolidated balance sheet at June 30, 1998 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1998 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. The consolidated balance sheet at December 31, 1997 was derived from the Company's December 31, 1997 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Although the Company believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31,1997 and the quarter ended March 31, 1998 contained in the Financial Statements on Form S-4.

The following unaudited pro forma financial data for the six months ended June 30, 1997 and June 30, 1998 has been prepared assuming that the Merger and related financings were consummated on January 1, 1997 and January 1, 1998 (in millions):

                                                 Six Months Ended
                                                      June 30,
                                             ---------------------------
                                                 1997        1998
                                                ------      ------
            Net sales                          $ 554.2     $ 502.3

            Net income (loss)                  $  (2.0)    $ (17.3)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization on intangible assets and increased interest expense on the related debt. They do not purport to be indicative of the results had the Merger been in effect on January 1, 1997 and January 1, 1998, or of future results of operations.

In connection with the Merger, the Company has entered into an exclusive commodity purchasing agreement with Koch Agriculture, whereby its Nutrient Services division will supply the Company with all of its requirements for feed ingredients commencing May 1, 1998 for a five-year term, renewable annually thereafter. The cost of the ingredients to the Company is equal to the spot market price less a discount to be agreed upon between the Company and Koch Agriculture on an annual basis.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are carried at equity.

Comprehensive Income

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No, 130, Reporting of Comprehensive Income ("SFAS 130"), which is effective for periods ended after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the standard effective January 1, 1998. The adoption of the standard did not effect the Financial Statements.

Revenue Recognition

Net sales are generally recognized when products are shipped. Accruals for customer discounts are recorded when revenues are recognized.

Income Taxes

The Company has entered into a tax sharing agreement with Holdings effective as of the date of the Merger. The agreement provides that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes are utilized by another member of the group, such member will reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provision for the period March 13 to June 30, 1998 is computed on this basis. The results of operations of the Company after March 12, 1998 will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries, Inc. The results of operations of the Company for the period January 1 to March 12, 1998 will be included in the consolidated U.S. corporation income tax return of Holdings.

Internal Use Software

The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications which will be year 2000 compliant. In connection with this process, the Company has purchased and is implementing an enhanced accounting and information reporting system. The Company capitalizes all software and consultant costs and the direct costs of those employees involved in the configuration and implementation of the information system. Such costs are capitalized as incurred. All other related costs are expensed as incurred. Total capitalized software costs were $10.8 million and $8.3 million as of June 30, 1998 and December 31, 1997, respectively. The Company is amortizing the costs associated with the project using the straight line method over 10 years, the expected life of the system.

Reclassifications

Certain reclassifications have been made to prior period consolidated statements to conform to the consolidated financial statement presentation at June 30, 1998 and the periods then ended.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                      June 30, 1998     December 31, 1997
                                      -------------     -----------------
            Finished goods             $  16,494            $  17,739
            Raw materials                 46,810               49,061
                                    ....................................
            Total inventories          $  63,304            $  66,800
                                    ------------------------------------

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                        June 30, 1998      December 31, 1997
                                        -------------      -----------------
            Land                          $  12,546           $   13,327
            Buildings                        68,151               73,965
            Machinery and equipment         171,150              245,145
            Construction in progress         22,036               13,674
                                        ....................................
                                            273,883              346,111
            Accumulated depreciation         (9,013)            (102,393)
                                        ....................................
               Total                      $ 264,870           $  243,718
                                        ------------------------------------

5.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                        June 30, 1998      December 31, 1997
                                        -------------      -----------------
            Distribution network          $  40,000            $  45,300
            Product specifications           10,000               23,600
            Technology                       15,000               19,110
            Covenant not to compete           2,083               25,000
            Feed supply agreement                --               10,598
            Goodwill                        263,578               57,662
            Other intangibles                15,258               24,027
                                        ....................................
                                            345,919              205,297
            Accumulated amortization         (6,114)             (82,894)
                                        ....................................
               Total                      $ 339,805            $ 122,403
                                        ------------------------------------

6.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                           June 30, 1998          December 31, 1997
                                           -------------          -----------------
Term Loan                                    $ 198,675               $      --
Senior Term Loan                                    --                  74,622
Senior Subordinated Notes due 2010             350,000                      --
Senior Subordinated Notes due 2003                  --                 189,965
IRB Loans                                           --                  17,400
Other                                              186                     302
                                          ........................................
                                               548,861                 282,289
Less current portion                            (6,050)                (19,170)
                                          ........................................
    Total                                    $ 542,811               $ 263,119
                                          ----------------------------------------

The annual amortization schedule of the Term Loan (defined below) is $2.7 million in 1998, $7.6 million in 1999, $10.6 million in 2000, $13.6 million 2001, $16.6 million in 2002 and $147.6 million thereafter. The Company is required to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow (as defined in the Credit Agreement). The first such payment is due in April, 1999. The Notes (defined below) are due in their entirety in 2010.

Tender Offer: In connection with the Merger, the Company offered to purchase for cash any and all of the outstanding existing Purina Mills, Inc. Senior Subordinated Notes (the "Offering") of which $190.0 million in aggregate principal amount was outstanding as of the date of the Offering. The Offering commenced on February 9, 1998 and expired on March 12, 1998. In conjunction with the Offering, the Company solicited consents of registered holders of the applicable series of existing debt securities to certain proposed amendments to eliminate substantially all of the restrictive covenants in the indentures under which the applicable series of existing debt securities were issued, in order to increase the financial flexibility of the Company after the consummation of the Merger. The proposed amendments became operative immediately following the consummation of the Merger when all except $15,000 of the existing Senior Subordinated Notes were accepted for payment.

Credit Facility: In connection with the Merger, the Company entered into a New Credit Agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate amount of $200.0 million (the "Term Loan") and
(ii) a $100.0 million Revolving Credit Facility, with a $40.0 million sub-limit for letters of credit. The proceeds of the Term Loan were borrowed in full on the date of the consummation of the Offering, in addition to $9.9 million under the Revolving Credit Facility, and were used to finance the Merger and related fees and expenses. Proceeds of the Revolving Credit Facility have also been used to redeem the Company's Industrial Revenue Bonds and are available to finance the

Company's ongoing working capital requirements. At June 30, 1998, $5.2 million was outstanding under the Revolving Credit Facility and is classified as a current liability on the consolidated balance sheet. The Revolving Credit Facility also may be used in part for the issuance of letters of credit to be used solely for ordinary course of business purposes of the Company and its subsidiaries. The Company is charged an annual fee of .50% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of .25% per annum on the daily average amount available for drawing under any letter of credit to the bank that has issued such letter of credit. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 7.8% at June 30, 1998.

Notes: The Company sold $350.0 million aggregate principal amount of its 9% Senior Subordinated Notes due 2010 (the "Notes") generating gross proceeds of $350.0 million. The Notes are senior subordinated, unsecured obligations of the Company.

The Notes will not be redeemable at the option of the Company prior to March 15, 2003. The Company may be obligated, however, to purchase at the holders' option all or a portion of the Notes upon a change of control or asset sale, as defined in the Notes Indenture (defined below). From and after March 15, 2003, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 104.5% of the principal amount to par on and after March 15, 2006. Also, at any time prior to March 15, 2001, under certain conditions, the Company may redeem up to 35% of the initial principal amount of the Notes originally issued with the net proceeds of a public offering of the Common Stock of Holdings or the Company, at a redemption price equal to 109% of the principal amount.

Covenants: The Credit Agreement and the Indenture related to the Notes (the "Notes Indenture") contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants precludes (except for $1.0 million annually for operating and administrative expenses and amounts to cover income tax expenses) any payment of dividends prior to 1999. As of June 30, 1998, restricted net assets of the Company were approximately $103.3 million. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Credit Agreement and Notes Indenture contain cross default provisions.

Holdings and all subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on the capital stock of the Company (to be pledged by Holdings) and its subsidiaries and substantially all assets of the Company and its subsidiaries.

7.    STOCKHOLDER'S EQUITY

The Company's authorized capital consists of 1,000 shares of common stock. All common stock of the Company is owned by Holdings. As a result of the Merger, the Company terminated the ESOP. Upon termination, each ESOP participant had the right to receive a distribution of Holdings Common Stock or exchange all their shares of Holdings stock for the Merger Consideration.

8.    POST-RETIREMENT BENEFITS OTHER THAN
      PENSIONS/POST-EMPLOYMENT BENEFITS

As a result of the Merger, the employee benefit plans of the Company that provided health care and life insurance benefits to retired employees were terminated. Retirees previously receiving health benefits under the former health plans of the Company have been offered medical benefits under Koch Agriculture's medical plans. For any current employees or retirees who were 100% vested in the former medical plan at the time of the Merger, the Company will share a portion of their post-retirement health care cost, if any, for the three years following the date of Merger.

9.    DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the Merger and the allocation of the purchase price under APB 16, the deferred tax assets and deferred liabilities were adjusted.

10.   ACQUISITION COSTS

Included in general and administrative expenses are $15.9 million in non-recurring expenses related to the Merger. These costs relate to compensation paid to management of the Company and the $13.5 million in Merger consideration paid to holders of options and stock rights units.

11.   TRANSACTIONS WITH AFFILIATES

In the ordinary course of business, the Company contracts with Koch Industries for various administrative and support services. For the period ended June 30, 1998 the total fees incurred in connection with such services amounted to $0.3 million. In the opinion of management, such fees were reasonable. The Company also entered into an exclusive commodity purchasing agreement with Koch Agriculture's Nutrition Supply & Trading division commencing May 1, 1998. For the three-month period ended June 30, 1998, the Company purchased $104.4 million in commodities from Koch Agriculture's Nutrition Supply & Trading division.

At June 30, 1998, accounts payable - affiliate consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services, monthly payroll costs and accounts payable to Koch Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $11.0 million. The total amount due for purchases of commodities amounted to $13.0 million.

           ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

The Company develops, manufactures and markets a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the year ended December 31, 1997 the product mix by volume was approximately 25% for dairy, 27% for beef cattle, 20% for hogs, 9% for horses, 9% for poultry and 10% for all others.

The consolidated financial statements for periods prior to March 13, 1998 have been prepared on the historical cost basis. The consolidated balance sheet at June 30, 1998 is not comparable with the historical balance sheet presented. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets and interest expense. Depreciation and amortization included in operating income for the three months and six months ended June 30, 1998 was $13.1 million and $24.9 million, respectively, as compared to $12.1 million and $23.4 million for the three months and six months ended June 30, 1997, respectively. The following discussion is based on comparison of (i) the three months ended June 30, 1998 to the three months ended June 30, 1997 and (ii) the seventy-one day period ended March 12, 1998 plus the three month and nineteen day period ended June 30, 1998, to the six month period ended June 30, 1997.

The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly changes in the Company's price lists. Feed tonnage and total income over ingredient cost ("IOIC"), which is net sales minus cost of ingredients, and gross profit (IOIC less manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product-mix between complete feed and concentrate products, to which customers add their own base ingredients, such as corn and other grains.
When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's sales volume has been higher. When the price of grains has been relatively low, more of the Company's customers have tended to use their own grains and mix them with the Company's higher-margin concentrates, resulting in lower sales volume but relatively higher overall unit margins. While the mix of complete and concentrate product sales varies from period to period depending on grain prices, the offsetting effects of volume and unit margins have tended to stabilize total IOIC and gross profit dollars.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Due to overall lower commodity prices, net sales decreased 12.8% from the 1997 period. However, gross profit remained fairly constant totaling $48.0 million for the three months ended June 30, 1998, versus $48.9 million for the comparable 1997 period. Overall volume was 1.07 million tons during the second quarter of 1998, a 1.0% decrease from the 1997 period. Average IOIC per ton was $66.45, a 2.7% increase over the three month period ended June 30, 1997, primarily as a result of an increase in sale of concentrates.

Beef cattle tons increased 8.6% over the 1997 period as the drought conditions in the Southwest and Plains states have dried up pastures and stimulated the range business. However, IOIC increased only 2.9% due to lower ingredient profits caused by intense competition for the cattle feed business. Dairy cattle tons decreased 6.8% due to some product mix switch to concentrates. Dairy IOIC decreased 3.4% due primarily to the decrease in volume. Hog volume was consistent with the 1997 period, however, IOIC increased 4.1% due to the product mix switch to concentrates.

Horse volume and IOIC increased 6.8% and 5.1%, respectively over the 1997 period. The continued success in the business is the result of aggressive promotion of products. Laying chicken and meatbird volume decreased 14.6% from 1997 but IOIC decreased by only 6.9% due to the loss of sales of lower margin turkey and broiler feed to two large customers. Specialty and other volume and IOIC increased 6.1% and 4.7%, respectively, over the 1997 period.

Cost of products sold decreased $33.6 million, or 15.2% from the comparable 1997 period due primarily to the $33.7 million decrease in ingredient costs. Manufacturing expenses remained consistent with the 1997 period as overall volume remained consistent. Marketing, distribution and advertising costs increased $0.9 million over 1997 due primarily to costs associated with the roll out of the America's Country Stores and increased costs related to swine and dairy management services. General and administrative expenses increased $1.6 million due primarily to increased information system costs. Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the purchase price. Research and development costs remained consistent with the 1997 period.

Other income, net for the three months ended June 30, 1998 related to service fees for swine and dairy management and marketing arrangements and profit and loss on the production of eggs, hogs and turkeys. The decrease in other income of $0.9 million was primarily attributed to the $1.0 million loss incurred on the production of eggs, hogs and turkeys. This loss is due to the decline in the market price of hogs and eggs.

Interest expense for 1998 increased $4.0 million as a result of the increase in the outstanding debt due to the New Credit Facility and the Senior Subordinated Notes due 2010. The Company's effective income tax rate exceeded the statutory rate in both

1998 and 1997 due to amortization of goodwill not being allowed as a tax deduction. The deferred tax assets are fully realizable and no allowance is deemed necessary based on the Company's analysis and its history of significant operating profits.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Due to overall lower commodity prices, net sales decreased 9.4% from the 1997 period. However, gross profit remained fairly constant totaling $102.5 million for the six months ended June 30, 1998, versus $101.9 million for the comparable 1997 period. Overall volume for both the six months ended June 30, 1998 and June 30, 1997 totaled 2.27 million tons. Average IOIC per ton was $64.78, a 0.6% increase over the six month period ended June 30, 1997.

Beef cattle tons increased 5.5% over the 1997 period as the drought conditions in the Southwest and Plains states have dried up pastures and stimulated the range business. However, IOIC decreased 1.4% due to lower ingredient profits caused by intense competition for the cattle feed business. Dairy cattle tons decreased 5.6% due to some product mix switch to concentrates. Dairy IOIC decreased 3.7% due primarily to the decrease in volume and continued low feeding rates. Hog volume was consistent with the 1997 period amount, however, IOIC increased 3.8% due to a product mix switch to concentrates.

Horse volume and IOIC increased 7.9% and 6.7%, respectively over the 1997 period. The continued success in the business was the result of aggressive promotion of products. Laying chicken and meatbird volume decreased 5.5% from 1997 with a corresponding decrease in IOIC of 5.8%. The decreases can be attributed to the loss of sales of lower margin turkey and broiler feed to two large customers. The decrease in tons sold was partially offset by increased sales of lower margin duck feed. Specialty and other volume and IOIC increased 2.6% and 2.2%, respectively, from 1997.

Cost of products sold decreased $52.5 million, or 11.6% from the comparable 1997 period due primarily to the $51.9 million decrease in ingredient costs. Manufacturing expenses remained consistent with the 1997 period as overall volume remained consistent. Marketing, distribution and advertising costs increased $3.0 million from 1997 due primarily to an increase in the sales force, costs associated with the roll out of the America's Country Stores and increased costs related to swine and dairy management services. General and administrative expenses increased $17.9 million due primarily to the $15.9 million of compensation paid to management and holders of options and stock rights units as part of the Merger. The remaining $2.0 million increase is attributed to increased information system costs and relocation expense. Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the purchase price. Research and development costs remained consistent with the 1997 period.

Other income, net for the six months ended June 30, 1998 related to service fees for swine and dairy management and marketing arrangements and profit and
loss on the production of eggs, hogs and turkeys.    This decrease in other
income of $2.8 million was primarily attributed to a $2.3 million loss on the production of eggs, hogs and turkeys. This decrease is due to the decline in the market price of hogs and eggs.

Interest expense for 1998 increased $4.5 million as a result of the increase in the outstanding debt due to the New Credit Facility and the Senior Subordinated Notes due 2010. The Company's effective income tax rate exceeded the statutory rate in both 1998 and 1997 due to amortization of goodwill not being allowed as a tax deduction. The deferred tax assets are fully realizable and no allowance is deemed necessary based on the Company's analysis and its history of significant operating profits.

Seasonality

The Company's business is seasonal, with a higher percentage of the feed volume sold and earnings generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting the Company's cattle product lines. If the weather is particularly cold and wet during the winter, sales of feed for cattle increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of feed for cattle may decrease as compared to normal seasonal patterns because the cattle may be better able to graze under such conditions. Other product lines are affected marginally by seasonal conditions but these conditions do not materially affect the Company's quarter-by-quarter results of operations.

Liquidity and Capital Resources

For the six months ended June 30, 1998, net cash provided by operations before the effects of changes in operating assets and liabilities was $9.2 million, compared to $28.2 million in the 1997 period. The decrease is attributable to the decrease in income due primarily to the $15.9 million of compensation paid to management and holders of options and stock rights units as part of the Merger and the additional interest expense of $4.5 million resulting from the increase in outstanding debt due to the New Credit Facility and the Senior Subordinated Notes due 2010.

Net cash used in investing activities for purchases of property, plant and equipment and intangible assets was approximately $12.4 million and $11.6 million for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily attributed to an increase in costs associated with the construction of a new plant in Lubbock, Texas.

Net cash provided by financing activities in 1998 includes the proceeds from the New Credit Facility of $200.0 million and the proceeds from the Senior Subordinated Notes due 2010 of $350.0 million less the repayment of the Old Senior Term Loan, Senior

Subordinated Notes due 2003 and the IRB Loans totaling $294.2 million and the dividend paid to Holdings of $237.2 million. In addition, net cash used in financing activities includes payments of $12.0 million for financing costs and repayments of $1.3 million made under the New Credit Facility. At June 30, 1998 the Company had $5.2 million outstanding on its Revolving Credit Facility. In 1997, net cash used in financing activities included the repayment under the Old Credit Agreement of $7.6 million.

At June 30, 1998, the Company had $12.2 million in cash and cash equivalents on hand, and approximately $83.4 million was available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility. The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should they need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Notes Indenture contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants precludes (except for $1.0 million annually for operating and administrative expenses and amounts to cover income tax expenses) any payment of dividends prior to 1999. The Credit Agreement requires the Company to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow (as defined). The first such payment is due in April, 1999.

The Company expects that capital expenditures during fiscal year 1998 will be approximately $33.1 million, which includes $6.8 million related to the new accounting and information reporting system. The Company may from time to time be required to make additional capital expenditures in connection with the execution of its business strategies, including expenditures related to its swine integration strategy. The Company plans to fund capital expenditures by using internally generated funds and, if necessary, borrowing capacity under the Revolving Credit Facility.

The Company will incur substantially higher interest expense in the future as a result of the issuance of the Notes and borrowings under the New Credit Facilities. Management believes that cash flow from operations and availability under the Term Loans and the Revolving Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance its indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

                                             PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

   Exhibit                                                                           Page Number or
   Number                      Description                                    Incorporation by Reference to
---------------------------------------------------------------------------------------------------------------------
     3.1      Certificate of Incorporation of Purina Mills, Inc.        Filed as Exhibit 3.1 to the Registration
                                                                        Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

     3.2      Bylaws of Purina Mills, Inc.                              Filed as Exhibit 3.2 to the Registration
                                                                        Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

     4.1      Indenture, dated as of March 12, 1998, between Purina     Filed as Exhibit 4.1 to the Registration
              Mills, Inc., as issuer, and The First National Bank of    Statement on Form S-4 of Purina Mills, Inc.,
              Chicago, as trustee, relating to the Notes (the           Registration No. 333-53865 and incorporated
              "Indenture")                                              herein by reference

     4.2      Form of 9% Senior Subordinated Note due 2010 of           Filed as Exhibit 4.2 to the Registration
              Purina Mills, Inc. (the "New Notes") (included as         Statement on Form S-4 of Purina Mills, Inc.,
              Exhibit A of the Indenture filed as Exhibit 4.1)          Registration No. 333-53865 and incorporated
                                                                        herein by reference

     4.3      Credit Agreement, dated as of March 12, 1998, among       Filed as Exhibit 4.3 to the Registration
              Purina Mills, Inc., Chase Bank of Texas, National         Statement on Form S-4 of Purina Mills, Inc.,
              Association, as Administrative Agent, and the other       Registration No. 333-53865 and incorporated
              financial institutions parties thereto                    herein by reference

     4.4      Form of Guarantee and Collateral Agreement, dated         Filed as Exhibit 4.4 to the Registration
              March 12, 1998, among Purina Mills, Inc., the             Statement on Form S-4 of Purina Mills, Inc.,
              subsidiary guarantors of Purina Mills, Inc. that are      Registration No. 333-53865 and incorporated
              signatories thereto and Chase Bank of Texas, National     herein by reference
              Association

     4.5      PM Holdings Security Agreement, dated March 12,           Filed as Exhibit 4.5 to the Registration
              1998, between PM Holdings Corporation and Chase           Statement on Form S-4 of Purina Mills, Inc.,
              Bank of Texas, National Association                       Registration No. 333-53865 and incorporated
                                                                        herein by reference


   Exhibit                                                                           Page Number or
   Number                      Description                                    Incorporation by Reference to
---------------------------------------------------------------------------------------------------------------------
     4.6      PM Holdings Guaranty, dated March 12, 1998, between       Filed as Exhibit 4.6 to the Registration
              PM Holdings Corporation and Chase Bank of Texas,          Statement on Form S-4 of Purina Mills, Inc.,
              National Association                                      Registration No. 333-53865 and incorporated
                                                                        herein by reference

     4.7      Registration Rights Agreement, dated as of March 12,      Filed as Exhibit 4.7 to the Registration
              1998, by and among Purina Mills, Inc. and the Initial     Statement on Form S-4 of Purina Mills, Inc.,
              Purchasers listed therein, relating to the Notes          Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.1      Employment Agreement, dated as of November 18,            Filed as Exhibit 10.1 to the Registration
              1997, between Purina Mills, Inc. and David L. Abbott,     Statement on Form S-4 of Purina Mills, Inc.,
              and amendment thereto, dated as of March 11, 1998         Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.2      Form of Purina Mills, Inc. Discretionary Capital          Filed as Exhibit 10.2 to the Registration
              Accumulation Plan for Key Employees                       Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.3      Purina Mills, Inc./PM Holdings Corporation Severance      Filed as Exhibit 10.3 to the Registration
              Program for Key Employees, as amended and restated        Statement on Form S-4 of Purina Mills, Inc.,
              effective January 9, 1998                                 Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.4      Purina Mills, Inc. Supplemental Executive Retirement      Filed as Exhibit 10.4 to the Registration
              Plan, effective as of January 1, 1998                     Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.5      Koch Industries, Inc. Supplemental Executive              Filed as Exhibit 10.5 to the Registration
              Retirement Plan, effective as of May 9, 1994              Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.6      Sub-Group Tax Sharing Agreement, dated March 12,          Filed as Exhibit 10.6 to the Registration
              1998, between PM Holdings Corporation and each of its     Statement on Form S-4 of Purina Mills, Inc.,
              subsidiaries listed therein                               Registration No. 333-53865 and incorporated
                                                                        herein by reference


   Exhibit                                                                           Page Number or
   Number                      Description                                    Incorporation by Reference to
---------------------------------------------------------------------------------------------------------------------
    10.7      Parent Tax Sharing Agreement, dated March 12, 1998,       Filed as Exhibit 10.7 to the Registration
              between Koch Industries, Inc. and PM Holdings             Statement on Form S-4 of Purina Mills, Inc.,
              Corporation                                               Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.8      Jet-Pro License Agreement between Purina Mills, Inc.      Filed as Exhibit 10.8 to the Registration
              and Koch Feed Company, dated March 12, 1998               Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.9      Koch Agriculture Supply Agreement between Purina          Filed as Exhibit 10.9 to the Registration
              Mills, Inc. and Nutrition Supply and Trading, a division  Statement on Form S-4 of Purina Mills, Inc.,
              of Koch Agriculture Company, dated March 12, 1998         Registration No. 333-53865 and incorporated
                                                                        herein by reference

   10.10      License Agreement dated October 1, 1986 between           Filed as Exhibit 10.10 to the Registration
              Ralston Purina Company and Purina Mills, Inc.             Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    23.1      Consent of Deloitte & Touche LLP, Independent             Filed as Exhibit 23.1 to the Registration
              Auditors                                                  Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    23.2      Consent of Cleary, Gottlieb, Steen & Hamilton             Filed as Exhibit 23.2 to the Registration
              (included in its opinion filed as Exhibit 5.1)            Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    27.1<F*>  Financial Data Schedule

--------------------

<F*>  Filed herewith

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PURINA MILLS, INC.



Date:  August 12, 1998                    /s/Del G. Meinz
                                          ---------------
                                          Del G. Meinz
                                          Chief Accounting Officer

                                                      EXHIBIT INDEX
   Exhibit                                                                           Page Number or
   Number                      Description                                    Incorporation by Reference to
---------------------------------------------------------------------------------------------------------------------
     3.1      Certificate of Incorporation of Purina Mills, Inc.        Filed as Exhibit 3.1 to the Registration
                                                                        Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

     3.2      Bylaws of Purina Mills, Inc.                              Filed as Exhibit 3.2 to the Registration
                                                                        Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

     4.1      Indenture, dated as of March 12, 1998, between Purina     Filed as Exhibit 4.1 to the Registration
              Mills, Inc., as issuer, and The First National Bank of    Statement on Form S-4 of Purina Mills, Inc.,
              Chicago, as trustee, relating to the Notes (the           Registration No. 333-53865 and incorporated
              "Indenture")                                              herein by reference

     4.2      Form of 9% Senior Subordinated Note due 2010 of           Filed as Exhibit 4.2 to the Registration
              Purina Mills, Inc. (the "New Notes") (included as         Statement on Form S-4 of Purina Mills, Inc.,
              Exhibit A of the Indenture filed as Exhibit 4.1)          Registration No. 333-53865 and incorporated
                                                                        herein by reference

     4.3      Credit Agreement, dated as of March 12, 1998, among       Filed as Exhibit 4.3 to the Registration
              Purina Mills, Inc., Chase Bank of Texas, National         Statement on Form S-4 of Purina Mills, Inc.,
              Association, as Administrative Agent, and the other       Registration No. 333-53865 and incorporated
              financial institutions parties thereto                    herein by reference

     4.4      Form of Guarantee and Collateral Agreement, dated         Filed as Exhibit 4.4 to the Registration
              March 12, 1998, among Purina Mills, Inc., the             Statement on Form S-4 of Purina Mills, Inc.,
              subsidiary guarantors of Purina Mills, Inc. that are      Registration No. 333-53865 and incorporated
              signatories thereto and Chase Bank of Texas, National     herein by reference
              Association

     4.5      PM Holdings Security Agreement, dated March 12,           Filed as Exhibit 4.5 to the Registration
              1998, between PM Holdings Corporation and Chase           Statement on Form S-4 of Purina Mills, Inc.,
              Bank of Texas, National Association                       Registration No. 333-53865 and incorporated
                                                                        herein by reference


   Exhibit                                                                           Page Number or
   Number                      Description                                    Incorporation by Reference to
---------------------------------------------------------------------------------------------------------------------
     4.6      PM Holdings Guaranty, dated March 12, 1998, between       Filed as Exhibit 4.6 to the Registration
              PM Holdings Corporation and Chase Bank of Texas,          Statement on Form S-4 of Purina Mills, Inc.,
              National Association                                      Registration No. 333-53865 and incorporated
                                                                        herein by reference

     4.7      Registration Rights Agreement, dated as of March 12,      Filed as Exhibit 4.7 to the Registration
              1998, by and among Purina Mills, Inc. and the Initial     Statement on Form S-4 of Purina Mills, Inc.,
              Purchasers listed therein, relating to the Notes          Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.1      Employment Agreement, dated as of November 18,            Filed as Exhibit 10.1 to the Registration
              1997, between Purina Mills, Inc. and David L. Abbott,     Statement on Form S-4 of Purina Mills, Inc.,
              and amendment thereto, dated as of March 11, 1998         Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.2      Form of Purina Mills, Inc. Discretionary Capital          Filed as Exhibit 10.2 to the Registration
              Accumulation Plan for Key Employees                       Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.3      Purina Mills, Inc./PM Holdings Corporation Severance      Filed as Exhibit 10.3 to the Registration
              Program for Key Employees, as amended and restated        Statement on Form S-4 of Purina Mills, Inc.,
              effective January 9, 1998                                 Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.4      Purina Mills, Inc. Supplemental Executive Retirement      Filed as Exhibit 10.4 to the Registration
              Plan, effective as of January 1, 1998                     Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.5      Koch Industries, Inc. Supplemental Executive Retirement   Filed as Exhibit 10.5 to the Registration
              Plan, effective as of May 9, 1994                         Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.6      Sub-Group Tax Sharing Agreement, dated March 12,          Filed as Exhibit 10.6 to the Registration
              1998, between PM Holdings Corporation and each of its     Statement on Form S-4 of Purina Mills, Inc.,
              subsidiaries listed therein                               Registration No. 333-53865 and incorporated
                                                                        herein by reference


   Exhibit                                                                           Page Number or
   Number                      Description                                    Incorporation by Reference to
---------------------------------------------------------------------------------------------------------------------
    10.7      Parent Tax Sharing Agreement, dated March 12, 1998,       Filed as Exhibit 10.7 to the Registration
              between Koch Industries, Inc. and PM Holdings             Statement on Form S-4 of Purina Mills, Inc.,
              Corporation                                               Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.8      Jet-Pro License Agreement between Purina Mills, Inc.      Filed as Exhibit 10.8 to the Registration
              and Koch Feed Company, dated March 12, 1998               Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    10.9      Koch Agriculture Supply Agreement between Purina          Filed as Exhibit 10.9 to the Registration
              Mills, Inc. and Nutrition Supply and Trading, a division  Statement on Form S-4 of Purina Mills, Inc.,
              of Koch Agriculture Company, dated March 12, 1998         Registration No. 333-53865 and incorporated
                                                                        herein by reference

   10.10      License Agreement dated October 1, 1986 between           Filed as Exhibit 10.10 to the Registration
              Ralston Purina Company and Purina Mills, Inc.             Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    23.1      Consent of Deloitte & Touche LLP, Independent             Filed as Exhibit 23.1 to the Registration
              Auditors                                                  Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    23.2      Consent of Cleary, Gottlieb, Steen & Hamilton             Filed as Exhibit 23.2 to the Registration
              (included in its opinion filed as Exhibit 5.1)            Statement on Form S-4 of Purina Mills, Inc.,
                                                                        Registration No. 333-53865 and incorporated
                                                                        herein by reference

    27.1<F*>  Financial Data Schedule


<F*> Filed herewith