Form 10-Q
period 1998-09-30
PURINA MILLS INC
filed 1998-11-12
CIK 913437

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                                  Yes   X      No
                                     -------     -------


                                     Page 1 of 27 pages

                        PURINA MILLS, INC. CORPORATION

                               Table of Contents
                      Form 10-Q for the Quarterly Period
                           Ended September 30, 1998
                                                                       Page
                                                                       ----
PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets at September 30,
              1998 and December 31, 1997                                 3

              Consolidated Statements of Operations for
              the three months ended September 30, 1998 and
              1997, the six month and nineteen day period
              ended September 30, 1998, the seventy-one day
              period ended March 12, 1998 and the nine
              months ended September 30, 1997.                           4

              Consolidated Statements of Cash Flows for
              the six month and nineteen day period ended
              September 30, 1998, the seventy-one day
              period ended March 12, 1998 and the nine
              months ended September 30, 1997.                           5

              Notes to Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               15

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                            22


SIGNATURE                                                               25

PURINA MILLS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           PRE-MERGER
                                                                       DECEMBER 31, 1997
                                                                         (DERIVED FROM
                                                                       AUDITED FINANCIAL
                                              SEPTEMBER 30, 1998          STATEMENTS)
                                              ------------------       -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          $ 28,539                $ 27,620
Accounts receivable, net                             40,502                  51,208
Inventories                                          69,687                  66,800
Deferred income taxes                                 8,746                   8,746
Prepaid expenses and other current assets            13,586                  13,037
                                                 .......................................
TOTAL CURRENT ASSETS                                161,060                 167,411
Property, plant and equipment, net                  264,096                 243,718
Intangible assets, net                              336,769                 122,403
Other assets                                         47,249                  48,411
                                                 .......................................
TOTAL ASSETS                                       $809,174                $581,943
                                                 ---------------------------------------

LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable--other                            $ 42,681                $ 76,078
Accounts payable--affiliate                          61,896                     --
Current portion of long-term debt                     6,800                  19,170
Customer advance payments                             2,575                  16,503
Other current liabilities                            21,200                  26,872
                                                 .......................................
TOTAL CURRENT LIABILITIES                           135,152                 138,623

Retirement obligations                               26,196                  28,768
Accrued post-retirement benefit costs                 2,012                  37,470
Deferred income taxes                                 5,043                     --
Other liabilities                                       848                     831
Long-term debt                                      540,693                 263,119

Common stock held by ESOP                               --                   62,736

STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value:  1,000 shares
   authorized, issued and outstanding                   --                      --
Additional paid-in capital                          109,290                  79,687
Retained deficit                                    (10,060)                (27,192)
Adjustment for minimum supplemental retirement
   liabilities                                          --                   (2,099)
                                                 .......................................
TOTAL STOCKHOLDER'S EQUITY                           99,230                  50,396
                                                 ---------------------------------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY           $809,174                $581,943
                                                 ---------------------------------------

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                           POST-MERGER     PRE-MERGER     POST-MERGER           PRE-MERGER
                                          -------------   -------------  -------------  ----------------------------
                                          THREE MONTHS    THREE MONTHS                                  NINE MONTHS
                                              ENDED           ENDED       MARCH 13 TO     JANUARY 1        ENDED
                                          SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  TO MARCH 12,   SEPTEMBER 30,
                                              1998            1997           1998           1998           1997
                                          -------------   -------------  -------------  ------------   -------------
NET SALES                                    $233,677       $263,830       $521,749       $214,272       $818,024

COSTS AND EXPENSES:
Cost of products sold                         186,015        214,716        414,659        171,233        667,045
Marketing, distribution and
   advertising                                 21,132         21,046         47,703         17,543         62,138
General and administrative                     13,473         13,715         31,445         27,573         41,348
Amortization of intangibles                     4,568          5,127         10,683          3,838         15,467
Research and development                        1,319          1,855          3,247          1,376          5,109
Other income, net                               1,703           (705)         1,646            109         (3,416)
                                           .........................................................................
                                              228,210        255,754        509,383        221,672        787,691
                                           .........................................................................
OPERATING INCOME (LOSS)                         5,467          8,076         12,366         (7,400)        30,333
Interest expense                               10,999          8,698         26,457          6,144         25,763
                                           .........................................................................
Income (loss) before income
   taxes                                       (5,532)          (622)       (14,091)       (13,544)         4,570
Provision (benefit) for income
   taxes                                       (1,472)          (401)        (4,031)        (5,050)         2,097
                                           .........................................................................
NET INCOME (LOSS)                            $ (4,060)      $   (221)      $(10,060)      $ (8,494)      $  2,473
                                           -------------------------------------------------------------------------

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                              POST-MERGER                   PRE-MERGER
                                                              -----------       -------------------------------------
                                                              MARCH 13 TO        JANUARY 1 TO      NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998    MARCH 12, 1998     SEPTEMBER 30, 1997
                                                          ------------------    --------------     ------------------
OPERATING ACTIVITIES:
Net income (loss)                                             $ (10,060)           $ (8,494)            $  2,473
Adjustment to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation & amortization                                 27,746               9,908               36,959
     Provision for loss on asset disposition                        223                 169                  239
     Compensation under ESOP                                        --                  --                 3,349
     Provision for deferred taxes                                (3,476)               (108)                 (83)
     Other                                                       43,292             (38,826)             (21,657)
                                                            .........................................................
Net cash provided by (used in) operating activities           $  57,725            $(37,351)            $ 21,280

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                       (16,185)             (4,486)             (19,090)
Other                                                              (265)                156                  567
                                                            .........................................................
Net cash used in investing activities                         $ (16,450)           $ (4,330)            $(18,523)

FINANCING ACTIVITIES:
Proceeds from Senior Subordinated Notes                             --              350,000                  --
Proceeds from Term Loans                                            --              200,000                  --
Proceeds of revolving credit facility, net                          --                                     3,694
Repayment of Term Loans, Senior Sub. Notes & IRBs              (296,826)                --               (21,410)
Payment of dividends to PM Holdings Corporation                     --             (237,172)                 --
Payment of Financing Costs                                         (371)            (11,894)                 --
Loan to ESOP                                                                                              (1,208)
Other                                                              (112)             (2,300)                (260)
                                                            .........................................................
Net cash provided by (used in) financing activities           $(297,309)           $298,634             $(19,184)

Increase (decrease) in cash and cash equivalents               (256,034)            256,953              (16,427)
Cash and cash equivalents at beginning of period                284,573              27,620               25,462
                                                            .........................................................
Cash and cash equivalents at end of period                    $  28,539            $284,573             $  9,035
                                                            ---------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                   $  24,318            $ 11,267             $ 29,049
   Income taxes                                                     351                  43                5,389


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

Sources of funds (in millions):

      New Credit Facilities
            Term Loans                             $200.0
            Revolving Credit Facility                 9.9
      Notes                                         350.0
      Equity Contribution to Holdings               109.7
                                                 ..........
            Total                                  $669.6
                                                 ----------

Use of funds (in millions):

      Purchase price for equity of Holdings        $258.7
      Repayment of existing indebtedness            385.5
      Fees and expenses                              25.4
                                                 ..........
      Total                                        $669.6
                                                 ----------

The Merger closed on March 12, 1998. The Merger has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the consolidated financial statements for periods subsequent to March 12, 1998 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of March 12, 1998. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. The consolidated financial statements for periods prior to March 12, 1998 have been prepared on the predecessor basis of the Company. The consolidated balance sheet at September 30, 1998 is not comparable with the December 31, 1997 balance sheet presented. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs.

The preliminary allocation of the $109.3 million purchase price for the Company is summarized as follows (in millions):

      Current assets                          $ 130.8
      Property, plant and equipment             268.1
      Intangible assets                         344.2
      Other noncurrent assets                    47.7
      Liabilities assumed                      (681.5)
                                            ............
            Total                             $ 109.3
                                            ------------

The consolidated balance sheet at September 30, 1998 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1998 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. The consolidated balance sheet at December 31, 1997 was derived from the Company's December 31, 1997 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Although the Company believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1997 and the quarter ended March 31, 1998 contained in the Financial Statements on Form S-4.

The following unaudited pro forma financial data for the nine months ended September 30, 1997 and September 30, 1998 has been prepared assuming that the Merger and related financings were consummated on January 1, 1997
(in millions):

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                     -----------------------
                                       1997           1998
                                       ----           ----
      Net sales                       $818.0         $736.0

      Net income (loss)               $(12.5)        $(22.4)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization on intangible assets and increased interest expense on the related debt. They do not purport to be indicative of the results had the Merger been in effect on January 1, 1997, or of future results of operations.

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

Comprehensive Income

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income ("SFAS 130"), which is effective for periods ended after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the standard effective January 1, 1998. The adoption of the standard did not affect the Financial Statements.

Revenue Recognition

Net sales are generally recognized when products are shipped. Accruals for customer discounts are recorded when revenues are recognized.

Income Taxes

The Company has entered into a tax sharing agreement with Holdings effective as of the date of the Merger. The agreement provides that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes are utilized by another member of the group, such member will reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provision for the period March 13 to September 30, 1998 is computed on this basis. The results of operations of the Company after March 12, 1998 will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries, Inc. The results of operations of the Company for the period January 1 to March 12, 1998 will be included in the consolidated U.S. corporation income tax return of Holdings.

Internal Use Software

The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications so that they will be year 2000 compliant. In connection with this process, the Company has purchased and is implementing an enhanced accounting and information reporting system. The Company capitalizes all software and consultant costs and the direct costs of those employees in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. The Company's current policies are in accordance with the provisions of SOP 98-1. All other related costs are expensed as incurred. Total capitalized software costs were $12.0 million and $8.3 million as of September 30, 1998 and December 31, 1997, respectively. The Company is amortizing the costs associated with the project using the straight line method over 5 years, the expected life of the system.

Reclassifications

Certain reclassifications have been made to prior period consolidated statements to conform to the consolidated financial statement presentation at September 30, 1998 and the periods then ended.

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                ------------------     -----------------
      Finished goods                  $17,370              $17,739
      Raw materials                    52,317               49,061
                                    ................................
      Total inventories               $69,687              $66,800
                                    --------------------------------

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                ------------------   -----------------
Land                                $ 13,312            $  13,327
Buildings                             70,583               73,965
Machinery and equipment              169,825              245,145
Construction in progress              26,851               13,674
                                  ..................................
                                     280,571              346,111
Accumulated depreciation             (16,475)            (102,393)
                                  ..................................
      Total                         $264,096            $ 243,718
                                  ----------------------------------

5.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                ------------------   -----------------
Distribution network                $ 40,000             $ 45,300
Product specifications                10,000               23,600
Patents                               15,000               19,110
Covenant not to compete                2,083               25,000
Feed supply agreement                    --                10,598
Goodwill                             263,632               57,662
Other intangibles                     16,736               24,027
                                  ..................................
                                     347,451              205,297
Accumulated amortization             (10,682)             (82,894)
                                  ..................................
      Total                         $336,769             $122,403
                                  ----------------------------------

6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                     SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                     ------------------     -----------------
Term Loan                                 $197,350              $    --
Senior Term Loan                               --                 74,622
Senior Subordinated Notes due 2010         350,000                   --
Senior Subordinated Notes due 2003             --                189,965
IRB Loans                                      --                 17,400
Other                                          143                   302
                                        ...................................
                                           547,493               282,289
Less current portion                        (6,800)              (19,170)
                                        ...................................
      Total                               $540,693              $263,119
                                        -----------------------------------

The annual amortization schedule of the Term Loan (defined below) is $1.4 million for the remainder of 1998, $7.6 million in 1999, $10.6 million in 2000, $13.6 million 2001, $16.6 million in 2002 and $147.6 million thereafter. The Company is required to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow (as defined in the Credit Agreement). The first such payment is due in April, 1999. The Notes (defined below) are due in their entirety in 2010.

TENDER OFFER: In connection with the Merger, the Company offered to purchase for cash any and all of the outstanding existing Purina Mills, Inc. Senior Subordinated Notes (the "Offering") of which $190.0 million in aggregate principal amount was outstanding as of the date of the Offering. The Offering commenced on February 9, 1998 and expired on March 12, 1998. In conjunction with the Offering, the Company solicited consents of registered holders of the applicable series of existing debt securities to certain proposed amendments to eliminate substantially all of the restrictive covenants in the indentures under which the applicable series of existing debt securities were issued, in order to increase the financial flexibility of the Company after the consummation of the Merger. The proposed amendments became operative immediately following the consummation of the Merger when all except $15,000 of the existing Senior Subordinated Notes were accepted for payment. The remaining $15,000 of Senior Subordinated Notes were redeemed during the third quarter of 1998.

CREDIT FACILITY: In connection with the Merger, the Company entered into a New Credit Agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate amount of $200.0 million (the "Term Loan") and (ii) a $100.0 million Revolving Credit Facility, with a $40.0 million sub-limit for letters of credit. The proceeds of the Term Loan were borrowed in full on the date of the consummation of the Offering, in addition to $9.9 million under the Revolving Credit Facility, and were used to finance the Merger and related fees and expenses. Proceeds of the Revolving Credit Facility have also been used to redeem the Company's Industrial Revenue Bonds and are available to finance the Company's ongoing working capital requirements. No balance was outstanding under the Revolving Credit Facility as of September 30, 1998.
The Revolving Credit Facility also may be used in part for the issuance of letters of credit to be used solely for ordinary course of business purposes of the Company and its subsidiaries. The Company is charged an annual fee of
 .50% for amounts available but unused under the Revolving Credit Facility.
In addition, the Company is charged a fee of .25% per annum on the daily average amount available for drawing under any letter of credit to the bank that has issued such letter of credit. Loans under the Credit Agreement bear interest at floating rates, which are, at the Company's option based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 7.8% at September 30, 1998.

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

COVENANTS: The Credit Agreement and the Indenture related to the Notes (the "Notes Indenture") contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants precludes (except for $1.0 million annually for operating and administrative expenses and amounts to cover income tax expenses) any payment of dividends prior to 1999. As of September 30, 1998, restricted net assets of the Company were approximately $99.2 million. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Credit Agreement and Notes Indenture contain cross default provisions.

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

11.   TRANSACTIONS WITH AFFILIATES

In the ordinary course of business, the Company contracts with Koch Industries for various administrative and support services. For the period ended September 30, 1998 the total fees incurred in connection with such services amounted to $0.6 million. In the opinion of management, such fees were reasonable. The Company also entered into an exclusive commodity purchasing agreement with Koch Agriculture's Nutrient Services division commencing May 1, 1998. For the period ended September 30, 1998, the Company purchased $248.7 million in commodities from Koch Agriculture's Nutrient Services division.

At September 30, 1998, accounts payable - affiliate consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services, monthly payroll costs and accounts payable to Koch Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $44.4 million. The total amount due for purchases of commodities amounted to $17.5 million.

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

The consolidated financial statements for periods prior to March 13, 1998 have been prepared on the predecessor basis of the Company. The consolidated balance sheet at September 30, 1998 is not comparable with the December 31, 1997 balance sheet presented. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs. Depreciation and amortization included in operating income for the three months and nine months ended September 30, 1998 was $12.1 million and $37.0 million, respectively, as compared to $11.7 million and $35.1 million for the three months and nine months ended September 30, 1997, respectively. The following discussion is based on comparison of
(i) the three months ended September 30, 1998 to the three months ended September 30, 1997 and (ii) the seventy-one day period ended March 12, 1998 plus the six month and nineteen day period ended September 30, 1998, to the nine month period ended September 30, 1997.

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

Substantially all of the Company's sales are to companies or individuals in agriculture-related businesses, with approximately 20% of its sales volume being feed for hogs. Hog producers are currently experiencing severely depressed market prices for their end products as prices have fallen over 40% from one year ago. The Company has outstanding trade receivables, loans and loan guarantees relating to customers in the hog industry. The Company also has a guarantee of up to $10 million to an entity that provides funding to the Company's network of independently-owned dealers and producers, some of which or whose customers are in the hog industry. Additionally, the Company has direct ownership in certain hog producing operations and has purchase commitments for hogs over the next several years. During the nine months ended September 30, 1998, the Company has not yet incurred significant losses due to the depressed market prices for hogs, however, there is no assurance that the Company will not incur significant losses in the future. The Company expects such losses to continue until hog prices significantly improve.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Due to overall lower commodity prices, net sales decreased 11.4% from the 1997 period. However, gross profit remained fairly constant totaling $47.7 million for the three months ended September 30, 1998, versus $49.1 million for the comparable 1997 period. Overall volume was 1.08 million tons during the third quarter of 1998, a 1.5% decrease from the 1997 period. Average IOIC per ton was $65.04, a 1.0% decrease from the three month period ended September 30, 1997.

Beef cattle tons increased 5.6% over the 1997 period as the drought conditions in the Southwest and Plains states have dried up pastures and stimulated the range business. However, IOIC increased only 1.1% due to lower ingredient profits caused by intense competition for the cattle feed business. Dairy cattle tons decreased 3.9% due to some product mix switch to concentrates. Dairy IOIC decreased 5.0% due primarily to the decrease in volume. Hog volume and IOIC decreased 4.4% and 11.0%, respectively, due to the decline in the market price of hogs and the resulting pressure on hog feed margins.

Horse volume and IOIC increased 8.9% and 7.9%, respectively over the 1997 period. The continued success in the business is the result of aggressive promotion of products. Laying chicken and meatbird volume and IOIC decreased 19.2% and 12.5%, respectively, due to the loss of sales of turkey and broiler feed to two large customers. Specialty and other volume and IOIC increased 1.1% and 3.5%, respectively, over the 1997 period.

Cost of products sold decreased $28.7 million, or 13.4% from the comparable 1997 period due primarily to the $28.4 million decrease in ingredient costs. Manufacturing expenses remained consistent with the 1997 period as overall volume remained constant. Marketing, distribution and advertising costs remained consistent with the 1997 period. General and administrative expenses increased slightly over the 1997 period due primarily to increased information system costs. Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the purchase price. Research and development costs decreased $0.5 million from the 1997 period due to planned cost savings.

Other income, net for the three months ended September 30, 1998 related to service fees for swine and dairy management and marketing arrangements and profit and loss on the production of eggs, hogs and turkeys. The decrease in other income of $2.4 million was primarily attributed to the $3.2 million loss incurred on the production of eggs, hogs and turkeys. This loss is due to the decline in the market price of eggs and hogs.

Interest expense for 1998 increased $2.3 million as a result of the increase in the outstanding debt due to the Credit Agreement and the Notes due 2010. The Company's effective income tax rate differed from the statutory rate in both 1998 and 1997 due to amortization of goodwill not being allowed as a tax deduction. The deferred tax assets are fully realizable and no allowance is deemed necessary based on the Company's analysis and its history of significant operating profits.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Due to overall lower commodity prices, net sales decreased 10.0% from the 1997 period. However, gross profit remained fairly constant totaling $150.1 million for the nine months ended September 30, 1998, versus $151.0 million for the comparable 1997 period. Overall volume for the nine months ended September 30, 1998 was 3.3 million tons compared to 3.4 million tons for the 1997 period. Average IOIC per ton was $64.86, a 0.1% increase from the nine month period ended September 30, 1997.

Beef cattle tons increased 5.6% over the 1997 period as the drought conditions in the Southwest and Plains states have dried up pastures and stimulated the range business. However, IOIC decreased 0.6% due to lower ingredient profits caused by intense competition for the cattle feed business. Dairy cattle tons decreased 5.0% due to some product mix switch to concentrates. Dairy IOIC decreased 4.1% due primarily to the decrease in volume and continued low feeding rates. Hog volume and IOIC decreased 2.4% and 1.4%, respectively, due to decline in the market price of hogs and the resulting pressure on hog feed margins.

Horse volume and IOIC increased 8.2% and 7.1%, respectively over the 1997 period. The continued success in the business was the result of aggressive promotion of products. Laying chicken and meatbird volume decreased 10.1% from 1997 with a corresponding decrease in IOIC of 8.0%. The decreases can be attributed to the loss of sales of lower margin turkey and broiler feed to two large customers. The decrease in tons sold was partially offset by increased sales of lower margin duck feed. Specialty and other volume and IOIC increased 2.1% and 2.7%, respectively, from 1997.

Cost of products sold decreased $81.2 million, or 12.2% from the comparable 1997 period due primarily to the $83.4 million decrease in ingredient costs. Manufacturing expenses increased $2.2 million over the 1997 period due primarily to increased depreciation expense and the opening of the new Hagerstown mill in the second quarter of 1997. Marketing, distribution and advertising costs increased $3.1 million from 1997 due primarily to an increase in the sales force, costs associated with the roll out of the America's Country Stores and increased costs related to swine and dairy management services. General and administrative expenses increased $17.7 million due primarily to the $15.9 million of compensation paid to management and holders of options and stock rights units as part of the Merger. The remaining $1.8 million increase is attributed to increased information system costs. Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the purchase price. Research and development costs decreased $0.5 million from the 1997 period due to planned cost savings.

Other income, net for the nine months ended September 30, 1998 related to service fees for swine and dairy management and marketing arrangements and
profit and loss on the production of eggs, hogs and turkeys.    This decrease
in other income of $5.2 million was primarily attributed to a $5.4 million loss on the production of eggs, hogs and turkeys. This decrease is due to the decline in the market price of eggs and hogs.

Interest expense for 1998 increased $6.8 million as a result of the increase in the outstanding debt due to the Credit Agreement and the Notes due 2010. The Company's effective income tax rate differed from the statutory rate in both 1998 and 1997 due to amortization of goodwill not being allowed as a tax deduction. The deferred tax assets are fully realizable and no allowance is deemed necessary based on the Company's analysis and its history of significant operating profits.

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

YEAR 2000

Many computer systems and software applications, including most of those used by the Company, identify dates using only the last two digits of the year. Without corrective action, programs with time-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results. Year 2000 problems could affect many of the Company's processes, including production, distribution, research and development, financial and administrative operations.

The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications. New software has been configured and implemented at seventeen feed mills and the Company's corporate headquarters; the Company expects to complete the entire project by mid-1999. The Company currently estimates that its costs incurred to enhance its information systems beginning in 1997 and through the year 2000 will approximate $25 million.

The Company believes that all year 2000 problems in its computer systems have been or will be resolved in a timely manner and have not caused and will not cause disruption of its operations or have a material adverse effect on its financial condition or results of operations. However, failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers and financial institutions, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, funds provided by operations before the effects of changes in operating assets and liabilities was $15.9 million, compared to $42.9 million in the 1997 period. The decrease is attributable to the decrease in income due primarily to the $15.9 million of compensation paid to management and holders of options and stock rights units as part of the Merger, the decrease in other income of $5.2 million due to the decline in the market price of eggs and hogs and the additional interest expense of $6.8 million resulting from the increase in outstanding debt due to the Credit Agreement and the Notes due 2010.

Funds used in investing activities for purchases of property, plant and equipment and intangible assets was approximately $20.8 million and $18.5 million for the nine months ended September 30, 1998 and 1997, respectively. The increase was primarily attributed to an increase in costs associated with the construction of a new plant in Lubbock, Texas.

Net cash provided by financing activities in 1998 includes the proceeds from the Credit Agreement of $200.0 million and the proceeds from the Notes due 2010 of $350.0 million less the repayment of the Old Senior Term Loan, Senior Subordinated Notes due 2003 and the IRB Loans totaling $294.2 million and the dividend paid to Holdings of $237.2 million. In addition, net cash used in financing activities includes payments of $12.3 million for financing costs and repayments of $2.7 million made under the Credit Agreement. No balance was outstanding under the Revolving Credit Facility as of September 30, 1998. In 1997, net cash used in financing activities included the repayment of debt under the Old Credit Agreement of $21.4 million.

At September 30, 1998, the Company had $28.5 million in cash and cash equivalents on hand, and approximately $88.4 million was available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility. The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Notes Indenture contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants precludes (except for $1.0 million annually for operating and administrative expenses and amounts to cover income tax expenses) any payment of dividends prior to 1999. While the Company was in compliance with its debt covenants at September 30, 1998, there is no assurance that the Company will be in compliance with such covenants in future periods. The Credit Agreement requires the Company to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow (as defined). The first such payment is due in April, 1999.

The Company expects that capital expenditures during fiscal year 1998 will be approximately $27.3 million, which includes $8.6 million related to the new accounting and information reporting system. The Company may from time to time be required to make additional capital expenditures in connection with the execution of its business strategies. The Company plans to fund capital expenditures by using internally generated funds and, if necessary, borrowing capacity under the Revolving Credit Facility.

The Company will incur substantially higher interest expense in the future as a result of the issuance of the Notes and borrowings under the Credit Agreement. Management believes that cash flow from operations and availability under the Term Loans and the Revolving Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance its indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Management's Discussion and Analysis of Financial Conditions and Results of Operations reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the sections entitled Results of Operations and Year 2000.

                       PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

    EXHIBIT                                                                              PAGE NUMBER OR
    NUMBER                             DESCRIPTION                               INCORPORATION BY REFERENCE TO
---------------------------------------------------------------------------------------------------------------------------
      3.1         Certificate of Incorporation of Purina Mills, Inc.          Filed as Exhibit 3.1 to the Registration
                                                                              Statement on Form S-4 of Purina Mills,
                                                                              Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

      4.1         Indenture, dated as of March 12, 1998, between Purina       Filed as Exhibit 4.1 to the Registration
                  Mills, Inc., as issuer, and The First National Bank of      Statement on Form S-4 of Purina Mills,
                  Chicago, as trustee, relating to the Notes (the             Inc., Registration No. 333-53865 and
                  "Indenture")                                                incorporated herein by reference

      4.2         Form of 9% Senior Subordinated Note due 2010 of             Filed as Exhibit 4.2 to the Registration
                  Purina Mills, Inc. (the "New Notes") (included as           Statement on Form S-4 of Purina Mills,
                  Exhibit A of the Indenture filed as Exhibit 4.1)            Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

      4.3         Credit Agreement, dated as of March 12, 1998, among         Filed as Exhibit 4.3 to the Registration
                  Purina Mills, Inc., Chase Bank of Texas, National           Statement on Form S-4 of Purina Mills,
                  Association, as Administrative Agent, and the other         Inc., Registration No. 333-53865 and
                  financial institutions parties thereto                      incorporated herein by reference

      4.4         Form of Guarantee and Collateral Agreement, dated           Filed as Exhibit 4.4 to the Registration
                  March 12, 1998, among Purina Mills, Inc., the               Statement on Form S-4 of Purina Mills,
                  subsidiary guarantors of Purina Mills, Inc. that are        Inc., Registration No. 333-53865 and
                  signatories thereto and Chase Bank of Texas, National       incorporated herein by reference
                  Association

      4.5         PM Holdings Security Agreement, dated March 12,             Filed as Exhibit 4.5 to the Registration
                  1998, between PM Holdings Corporation and Chase             Statement on Form S-4 of Purina Mills,
                  Bank of Texas, National Association                         Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference


    EXHIBIT                                                                              PAGE NUMBER OR
    NUMBER                             DESCRIPTION                               INCORPORATION BY REFERENCE TO
---------------------------------------------------------------------------------------------------------------------------
      4.6         PM Holdings Guaranty, dated March 12, 1998, between         Filed as Exhibit 4.6 to the Registration
                  PM Holdings Corporation and Chase Bank of Texas,            Statement on Form S-4 of Purina Mills,
                  National Association                                        Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

      4.7         Registration Rights Agreement, dated as of March 12,        Filed as Exhibit 4.7 to the Registration
                  1998, by and among Purina Mills, Inc. and the Initial       Statement on Form S-4 of Purina Mills,
                  Purchasers listed therein, relating to the Notes            Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

     10.1         Employment Agreement, dated as of November 18,              Filed as Exhibit 10.1 to the Registration
                  1997, between Purina Mills, Inc. and David L. Abbott,       Statement on Form S-4 of Purina Mills,
                  and amendment thereto, dated as of March 11, 1998           Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

     10.3         Purina Mills, Inc./PM Holdings Corporation Severance        Filed as Exhibit 10.3 to the Registration
                  Program for Key Employees, as amended and restated          Statement on Form S-4 of Purina Mills,
                  effective January 9, 1998                                   Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

     10.6         Sub-Group Tax Sharing Agreement, dated March 12,            Filed as Exhibit 10.6 to the Registration
                  1998, between PM Holdings Corporation and each of           Statement on Form S-4 of Purina Mills,
                  its subsidiaries listed therein                             Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference


    EXHIBIT                                                                              PAGE NUMBER OR
    NUMBER                             DESCRIPTION                               INCORPORATION BY REFERENCE TO
---------------------------------------------------------------------------------------------------------------------------
     10.7         Parent Tax Sharing Agreement, dated March 12, 1998,         Filed as Exhibit 10.7 to the Registration
                  between Koch Industries, Inc. and PM Holdings Corporation   Statement on Form S-4 of Purina Mills,
                                                                              Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

     10.9         Koch Agriculture Supply Agreement between Purina            Filed as Exhibit 10.9 to the Registration
                  Mills, Inc. and Nutrition Supply and Trading, a division    Statement on Form S-4 of Purina Mills,
                  of Koch Agriculture Company, dated March 12, 1998           Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

    10.11<F*>     Employment Agreement dated as of September 18,
                  1998, between Purina Mills, Inc. and David L. Abbott.

     23.1         Consent of Deloitte & Touche LLP, Independent Auditors      Filed as Exhibit 23.1 to the Registration
                                                                              Statement on Form S-4 of Purina Mills,
                                                                              Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

     27.1<F*>     Financial Data Schedule

--------------------

<F*>  Filed herewith

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PURINA MILLS, INC.



Date:  November 12, 1998                        /s/Del G. Meinz
                                                ---------------
                                                Del G. Meinz
                                                Chief Accounting Officer

                                                     EXHIBIT INDEX
    EXHIBIT                                                                              PAGE NUMBER OR
    NUMBER                             DESCRIPTION                               INCORPORATION BY REFERENCE TO
---------------------------------------------------------------------------------------------------------------------------
      3.1         Certificate of Incorporation of Purina Mills, Inc.          Filed as Exhibit 3.1 to the Registration
                                                                              Statement on Form S-4 of Purina Mills,
                                                                              Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

      4.1         Indenture, dated as of March 12, 1998, between Purina       Filed as Exhibit 4.1 to the Registration
                  Mills, Inc., as issuer, and The First National Bank of      Statement on Form S-4 of Purina Mills,
                  Chicago, as trustee, relating to the Notes                  Inc., Registration No. 333-53865 and
                  (the "Indenture")                                           incorporated herein by reference

      4.2         Form of 9% Senior Subordinated Note due 2010 of             Filed as Exhibit 4.2 to the Registration
                  Purina Mills, Inc. (the "New Notes") (included as           Statement on Form S-4 of Purina Mills,
                  Exhibit A of the Indenture filed as Exhibit 4.1)            Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

      4.3         Credit Agreement, dated as of March 12, 1998, among         Filed as Exhibit 4.3 to the Registration
                  Purina Mills, Inc., Chase Bank of Texas, National           Statement on Form S-4 of Purina Mills,
                  Association, as Administrative Agent, and the other         Inc., Registration No. 333-53865 and
                  financial institutions parties thereto                      incorporated herein by reference

      4.4         Form of Guarantee and Collateral Agreement, dated           Filed as Exhibit 4.4 to the Registration
                  March 12, 1998, among Purina Mills, Inc., the subsidiary    Statement on Form S-4 of Purina Mills,
                  guarantors of Purina Mills, Inc. that are signatories       Inc., Registration No. 333-53865 and
                  thereto and Chase Bank of Texas, National Association       incorporated herein by reference

      4.5         PM Holdings Security Agreement, dated March 12,             Filed as Exhibit 4.5 to the Registration
                  1998, between PM Holdings Corporation and Chase             Statement on Form S-4 of Purina Mills,
                  Bank of Texas, National Association                         Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference


    EXHIBIT                                                                              PAGE NUMBER OR
    NUMBER                             DESCRIPTION                               INCORPORATION BY REFERENCE TO
---------------------------------------------------------------------------------------------------------------------------
      4.6         PM Holdings Guaranty, dated March 12, 1998, between         Filed as Exhibit 4.6 to the Registration
                  PM Holdings Corporation and Chase Bank of Texas,            Statement on Form S-4 of Purina Mills,
                  National Association                                        Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

      4.7         Registration Rights Agreement, dated as of March 12,        Filed as Exhibit 4.7 to the Registration
                  1998, by and among Purina Mills, Inc. and the Initial       Statement on Form S-4 of Purina Mills,
                  Purchasers listed therein, relating to the Notes            Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

     10.1         Employment Agreement, dated as of November 18,              Filed as Exhibit 10.1 to the Registration
                  1997, between Purina Mills, Inc. and David L. Abbott,       Statement on Form S-4 of Purina Mills,
                  and amendment thereto, dated as of March 11, 1998           Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

     10.3         Purina Mills, Inc./PM Holdings Corporation Severance        Filed as Exhibit 10.3 to the Registration
                  Program for Key Employees, as amended and restated          Statement on Form S-4 of Purina Mills,
                  effective January 9, 1998                                   Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

     10.6         Sub-Group Tax Sharing Agreement, dated March 12,            Filed as Exhibit 10.6 to the Registration
                  1998, between PM Holdings Corporation and each of           Statement on Form S-4 of Purina Mills,
                  its subsidiaries listed therein                             Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference


    EXHIBIT                                                                              PAGE NUMBER OR
    NUMBER                             DESCRIPTION                               INCORPORATION BY REFERENCE TO
---------------------------------------------------------------------------------------------------------------------------
     10.7         Parent Tax Sharing Agreement, dated March 12, 1998,         Filed as Exhibit 10.7 to the Registration
                  between Koch Industries, Inc. and PM Holdings               Statement on Form S-4 of Purina Mills,
                  Corporation                                                 Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

     10.9         Koch Agriculture Supply Agreement between Purina            Filed as Exhibit 10.9 to the Registration
                  Mills, Inc. and Nutrition Supply and Trading, a division    Statement on Form S-4 of Purina Mills,
                  of Koch Agriculture Company, dated March 12, 1998           Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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

    10.11<F*>     Employment Agreement dated as of September 18,
                  1998, between Purina Mills, Inc. and David L. Abbott.

     23.1         Consent of Deloitte & Touche LLP, Independent Auditors      Filed as Exhibit 23.1 to the Registration
                                                                              Statement on Form S-4 of Purina Mills,
                                                                              Inc., Registration No. 333-53865 and
                                                                              incorporated herein by reference

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