Form 10-K405
period 1998-12-31
PURINA MILLS INC
filed 1999-03-30
CIK 913437

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

                                OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ______to______

                    Commission File No. 33-66606

                        PURINA MILLS, INC.
       (Exact name of registrant as specified in its charter)

          DELAWARE                          43-1359249
State or other jurisdiction of            I.R.S. Employer
incorporation or organization           Identification Number

                        1401 S. HANLEY ROAD
                     ST. LOUIS, MISSOURI 63144
        (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code:  (314) 768-4100

     Securities registered pursuant to Section 12(b) of the Act:
                                None
     Securities registered pursuant to Section 12(g) of the Act:
                                None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes...X....  No........

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

                          TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                               PART I
                               ------

Item 1.  Business                                                   3

Item 2.  Properties                                                17

Item 3.  Legal Proceedings                                         17

Item 4.  Submission of Matters to a Vote of Security Holders       17

                               PART II
                               -------

Item 5.  Market for Registrant's Common Equity and Related         18
         Stockholder Matters

Item 6.  Selected Financial Data                                   18

Item 7.  Management's Discussion and Analysis of Financial         19
         Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosure About             27
         Market Risk

Item 8.  Financial Statements and Supplementary Data               29

Item 9.  Changes in and Disagreements with Accountants on          59
         Accounting and Financial Disclosure

                               PART III
                               --------

Item 10. Directors and Executive Officers of the Registrant        60

Item 11. Executive Compensation                                    63

Item 12. Security Ownership of Certain Beneficial Owners           67
         and Management

Item 13. Certain Relationships and Related Transactions            67

                              PART IV
                              -------

Item 14. Exhibits, Financial Statement Schedules and Reports       68
         on Form 8-K

ITEM 1. BUSINESS

GENERAL

In September 1993, PM Holdings Corporation ("Holdings"), acquired all of the outstanding capital stock of Purina Mills, Inc. ("Purina Mills," "PMI" or the "Company") (the "Acquisition"). Pursuant to the Agreement and Plan of Merger among Holdings, Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, a wholly owned subsidiary of Koch Agriculture, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation. As a result of the Merger, all of the shares of the common stock of Holdings ("Holdings common stock"), par value $.01 per share outstanding immediately prior to March 12, 1998, were canceled and converted into the right to receive cash consideration of $540 per share (the "Merger Consideration"). In addition, pursuant to the Merger Agreement, each outstanding stock option and stock rights unit became 100% vested. Option holders and stock rights unit holders received the Merger Consideration, less the exercise price of the stock options, for each share of Holdings common stock into which such stock options and stock rights units were exercisable immediately prior to March 12, 1998. As a result of the Merger, Koch Agriculture owns 100% of Holdings, which owns 100% of the Company. Unless the context otherwise requires, the term "Holdings" refers to PM Holdings Corporation and its subsidiaries and the term "Company" refers to Purina Mills, Inc. and its subsidiaries. Holdings has no direct subsidiaries other than the Company and conducts no business other than that of the Company.

Portions of this report include forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

THE COMPANY

Purina Mills is the market leader in the United States in developing, manufacturing and marketing animal nutrition products for dairy cattle, beef cattle, hogs and horses. The Company also develops, manufactures and sells poultry feeds as well as specialty feeds for rabbits, zoo animals, laboratory animals, birds, fish and pets. In the United States the Company's products are generally marketed under the widely recognized brand names Purina(R) and Chow(R), and the "Checkerboard" Nine Square Logo(R) and other trademarks pursuant to an exclusive, perpetual, royalty-free license from Ralston Purina Company. The Company's products are sold as complete feeds or concentrates which are mixed with the customer's base ingredients. Over the past 100 years, the Company has built and maintained its industry leadership by consistently providing high-quality, innovative products and dedicated customer service.

The Company develops differentiable feed products, programs and information through research and development efforts utilizing its extensive knowledge of the nutritional requirements of animals, the nutritional content of various ingredients, and process technology. This knowledge enables the Company to develop high-performance, value-added products that can be differentiated from other feed alternatives. The Company's products are designed to provide the balance of nutrients that meets the needs of a particular species of animal at each phase of its life cycle. The Company believes that the continued market leadership of its various products and programs will depend, in part, upon maintaining a cost-effective balance between weight gain, feed efficiency, yield, animal health and price.

For the commercial animal business, the Company develops and sells its products as part of a package that includes nutrition and management programs. The Company's nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling. The Company's approximately 500 sales representatives and technical services staff, including approximately 50 field-based consultants with Ph.D. degrees, work closely with dealers and customers to help ensure that the Company's feed products, programs and services are matched with the animal producer's facilities and overall management practices, as well as the genetic potential of the specific animal species. To support increasingly sophisticated customers, the Company has changed its mix of salespeople in recent years from predominantly "generalists" to approxi-mately 85% "specialists" who focus on individual species or distribution channels.

The demand for particular products is affected by a number of factors, including the price of grains and the price of the end-products of animal producers. When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's tonnage has been correspondingly higher. During periods when commodity prices (particularly for corn) have been relatively low, animal producers have tended to provide their own grains (resulting in decreased volume) and have purchased concentrated, nutritional additives, which have higher per unit margins.
Historically, the effect on profitability of lower volume during periods of low commodity prices has tended to be offset to a large degree by an increase in overall unit margin.

One of the fastest growing areas for the Company is the retail specialty area (feed products for horses, rabbits and other companion animals) which depends on a different set of criteria to be successful. A differentiated line of products and programs are important but a strong distribution system, aggressive marketing support and brand reputation are also required. During the past few years, the Company has been able to increase sales of specialty products in its 4,500 retail outlets through the implementation of new products and innovative marketing programs. The Company intends to continue to invest in resources that will help develop new dealers and encourage continued growth.

INDUSTRY OVERVIEW

According to the 1998 Feedstuffs Reference Issue, in 1997 the U.S. animal feed industry produced approximately 118 million tons of primary feed and animal producers utilized approximately $25 billion of animal feed products. The industry is highly fragmented and although it includes several large producers, it is comprised primarily of regional competitors with several manufacturing facilities as well as a large number of small, local manufacturers, many of whom operate only one feed mill. Animal feed typically represents 50-70% of the total cost of producing meat, milk and eggs at the farm level. The magnitude of costs represented by animal feed makes the effective management of feed cost one of the most important economic components of animal raising. Although some customers buy feed on the basis of price alone, many customers consider the performance characteristics of the feed they purchase and appreciate the cost effectiveness and yields produced by the Company's value-added products. In 1998, the Company estimates that the top ten animal feed companies produced approximately 22% of the total market for animal feed in the United States.

The Company competes in both the commercial feed business and the retail specialty feed business. The Company defines the commercial feed business as including nutrition products and programs for dairy cattle, beef cattle, hogs and poultry and believes the business is characterized by continued industry consolidation and vertical integration of animal producers, product price sensitivities and increasing customer sophistication. In contrast, the Company believes that the retail specialty feed business, which includes feed products for horses, rabbits, zoo animals, laboratory animals, birds, fish and pets, requires aggressive marketing, customer brand awareness and strong national distribution capabilities.

The feed industry generally prices its products on the basis of Income Over Ingredient Cost ("IOIC"), a dollar based margin which is added to aggregate ingredient cost. The Company believes that total IOIC and gross profit dollars, rather than sales dollars, are the key indicators of performance because of distortions in sales dollars caused by changes in commodity prices. Total IOIC less manufacturing costs equals gross profit. Although feed producers are subject to fluctuations in ingredient commodity prices, they are generally able to pass on price increases in raw materials to customers through weekly adjustments in product prices.

PRODUCTS

The Company develops, manufactures and markets a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, laboratory animals, birds, fish and pets. The Company's product lines range from economy feeds to high-performance, value-added products, and are sold in complete rations or as concentrates to be mixed with grains. The Company maintains a total of over 40,000 active feed formulas, which encompass a wide range of animal species.

Although products are the principal point of differentiation, the Company develops and sells its products as part of nutrition and management programs that address all critical areas in the production of meat, milk and eggs. The Company's nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling.

The demand for particular products is affected by a number of factors, including the price of grains and the price of the end-products of animal producers. When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's tonnage has been correspondingly higher. During periods when commodity prices (particularly for corn) have been relatively low, animal producers have tended to purchase the Company's products as concentrated nutritional additives with which the customers mix their own commodity ingredients. This results in decreased sales tonnage for the Company, because the commodity portion of the product is provided by the customer. The Company's concentrates, however, generally provide higher per-unit IOIC to the Company than do complete feeds. In addition, the Company is diversified across a broad range of different animal species and regions. Consequently, the Company's total IOIC and gross profit have historically been stable. Because the cost of feed typically represents more than half of the cost of producing animals at the farm level, higher ingredient prices over time can result in a decline in animal production and a decline in the demand for the Company's products. In addition, when market prices for live animals and animal products are low, animal producers will also cut back on production and search for lower-cost feed alternatives. The Company attempts to counter this producer reaction by maintaining a line of economy products while emphasizing the relative value of its high-performance, value-added products.

Although ingredient prices influence producers' decisions to use concentrate or complete feed products, producers tend to continue with one of these alternatives until prices change significantly or replacement investments in feed handling equipment must be made. Using concentrates requires equipment on the farm to grind commodity ingredients and mix them with the concentrate components to produce finished feed. Once this investment is in place, it may influence these producers' decisions on feeding programs. Producers are generally unlikely to alternate between complete feed and concentrates on a short-term basis.

Although competitors may be able to determine the ingredient components of a particular formulation of a feed product, the Company believes that several factors prevent competitors from effectively duplicating the performance of its product lines. Management believes that competitors generally do not have the extensive nutritional knowledge required to understand the purpose of individual ingredients in a specific feed product, or the ability to use substitute ingredients on a cost-effective basis as prices change, particularly if those substitutes are not available locally. In addition, the Company markets its feeds as part of comprehensive feeding programs, which include management and animal health, as well as the specific feed products. Management believes that the effective coordination of all of these related elements is critical to achieving optimal feed performance. Finally, many of the Company's products are manufactured using proprietary process technology that provides cost or product attribute advantages that the Company believes cannot be readily duplicated.

PRODUCT LINES

The following table sets forth, by major product line, the sales volume and gross sales for each of the last three years:

(In Thousands)

                             YEAR ENDED              YEAR ENDED                 YEAR ENDED
                          DECEMBER 31, 1998       DECEMBER 31, 1997          DECEMBER 31, 1996
                          --------------------------------------------------------------------
Product Lines:
-------------
Dairy Cattle
   Tons sold                      1,106                   1,154                      1,267
   Gross sales               $  235,104              $  270,170                 $  301,260
Beef Cattle
   Tons sold                      1,284                   1,271                      1,363
   Gross sales               $  247,895              $  245,151                 $  261,693
Hog
   Tons sold                        923                     960                      1,071
   Gross sales               $  217,178              $  273,264                 $  306,441
Horse
   Tons sold                        444                     409                        370
   Gross sales               $  112,758              $  109,824                 $  103,513
Poultry
   Tons sold                        374                     425                        417
   Gross sales               $   65,527              $   88,797                 $   90,265
Specialty and Other
   Tons sold                        501                     487                        496
   Gross sales               $  157,575              $  202,657                 $  186,012
                          ====================================================================

Total tons sold                   4,632                   4,706                      4,984
Total gross sales            $1,036,037              $1,189,863                 $1,249,184

Set forth below is a description of each major product line. The U.S. market share referred to herein is based on the Company's estimates.

Dairy Cattle. The Company markets dairy cattle products ranging from economy to high performance. The Company estimates that its 1998 volume of 1.1 million tons, or approximately 24% of the Company's total feed tons, represented approximately a 9% market share. The Company regards dairy cattle products as an attractive growth market.

Milk production per cow has increased by an aggregate of approximately 31% from 1983 to 1997, largely driven by improved genetics and feeding programs based on enhanced knowledge of cows' nutritional requirements. Further increases in production per cow are expected to be achieved through improved genetics, biotechnology and feeding programs, which include high-performance products such as the Company's Ultimate EXT(R) product line. According to Company data, these products have produced average increases of approximately five pounds of milk per cow per day in high producing herds, a 5.0% to 7.5% increase, due primarily to a proprietary extruded component in the product that delivers nutrients more effectively than traditional products. Extrusion is a relatively high cost process not normally used in commercial animal feed production. In addition, improvements in the efficiency of milk production are critical to the profitability of dairy operations. The Company believes that its patented Proteus(R) product line enhances the efficiency of feed protein utilization by lactating dairy cows. The result is a lowering of feed costs while maintaining the level of milk production and milk component yield. An additional benefit of Proteus(R) technology is reduced urinary nitrogen excretion by dairy cows resulting in an environmentally favorable nutritional program.

The dairy industry is continuing to experience gradual consolidation. According to a 1997 report by the United States Department of Agriculture, the number of dairy operations decreased by approximately 30% from 1991 to 1997; average dairy herd size increased from approximately 55 head in 1991 to approximately 79 head in 1997, while the average number of dairy cows was approximately 7% lower in 1997 than in 1991. Many large dairies require specialized products, programs and services from their suppliers. The Company believes the success of its dairy cattle product line is largely due to its value-added products and the development of a field staff of Ph.D. nutritionists who work with dealers and directly with customers to develop specialized products, programs and services to meet their individual needs.

Beef Cattle. The Company offers a complete line of feed products for beef cattle, ranging from economy to high performance. The Company estimates that its 1998 volume of approximately 1.3 million tons, or approximately 28% of the Company's total feed tons, represented approximately a 13% market share.

Beef cattle operations can be broadly viewed as consisting of cow-calf, farmer-feeder and feedlot operations. The feedlot market is highly concentrated. In 1998, over 720 feedlots accounted for 90% of U.S. beef production and the 45 largest feedlots accounted for almost 24% of U.S. beef production. Such consolidation has not occurred in cow-calf operations, which produce calves for growing and finishing, and is not expected to occur in that part of the market.

Historically, dry feedlot products have not been as profitable as hog and dairy cattle products because there has been less product differentiation. However, the Company does offer proprietary, premium performance products in liquid form primarily for feedlots and the farmer-feeder and in block form for cow-calf operations. In addition, the Company's research efforts have resulted in an innovative feeding management program, Impact(TM), which is designed to significantly improve feed efficiency and cost-per-pound gain, while maintaining average daily gain. This feeding program is being used in major feedlot markets and has recently been introduced for farmer-feeder operations. Sales volume of this high performance, value added product and program has grown consistently.

Hog. The Company offers a complete line of feed products for hogs, ranging from economy to high performance. The Company estimates that its 1998 volume of 0.9 million tons, or 20% of the Company's total feed tons, represented approximately a 7% market share.

In the fall of 1997, the Company launched the Team Lean MBA process. This process is the foundation of the swine nutrition program. Developed from Auspig, one of the premier mechanistic pig models in the world, Team Lean MBA is a process that customizes a feeding program for each hog operation. This process identifies the hogs unique nutrient requirements driven by the interaction of their genetic potential and their environment and develops a feeding program to meet those needs that accommodates the management practices of the individual producer. The outcome is maximum lean growth per dollar invested while minimizing waste nutrients. As consumers demand lower-fat meat products and the hog packing industry moves further toward establishing prices for live animals based on lean content rather than weight, hog producers can improve both their product and their profitability with this process.

The Company has historically been successful in selling to medium-size producers in the hog industry through its traditional dealer distribution channel. The Company has also been successful in generating business directly with hog producers. As consolidation in the hog production industry continues, the Company expects to have opportunities for strategic business alliances with producers, or to provide technology sharing or consulting services. Nevertheless, consolidation and integration in hog production over the last 20 years has been significant, with a continuing trend toward fewer but larger operations. According to the December 29, 1998 USDA Hogs and Pigs Report, there were approximately 114,000 hog production operations in November 1998, compared with approximately 870,000 in 1970. Additionally, the 50 largest producers produce approximately 50% of all United States pork and most have their own feed manufacturing facilities. Based on recent trends, the Company anticipates that the number of hog production operations may drop to approximately 100,000 by the year 2000. Management anticipates a gradual decline in volumes and margins in its traditional hog business. However, the Company believes that larger hog producers are better able to measure animal performance and, as a result, better appreciate the Company's premium products and more sophisticated feeding and management programs.

To capitalize on the consolidation of the hog industry, the Company implemented a strategy that is expected to result in control over the feeding of approximately six million market hogs over the next four years. The initiative is expected to provide a source of high quality feeder pigs to independent hog producers and offers a marketing program linked with leading pork processors, thereby minimizing market risk to the producer. The Company believes that the contributions from this initiative will partially offset the declines in traditional hog business in the near term. For a more detailed discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Horse. The Company estimates that its 1998 volume of 444,000 tons, or approximately 10% of the Company's total feed tons, represented approximately a 26% market share.

Volume in this product line has increased each of the past seven years. Unlike cattle and hogs, most horses are kept for recreation. Horse owners, therefore, do not generally have a commercial or economic measure of the value of the Company's products. Since 1992, the Company has restricted its efforts in the price-driven commodity portion of the business and has instead focused on the quality-oriented end of the market for horse feed, where the Company believes the value of its Omolene(R) and other premium brands are more likely to be recognized. The Company also introduced a series of pelleted and extruded products that it believes will appeal to a wide range of feeders, including its Equine Senior(TM), Equine Adult(TM) and Equine Junior(TM) feeds, which are designed to meet the nutritional needs of older, adult and younger horses, respectively, and Strategy(TM), a performance product designed for stables and more commercially oriented horse operations. Aggressive marketing programs have been implemented to continue the growth in this market. A traveling exhibit known as Horse Country was launched in 1997 and proved to be so successful that an additional version was used in 1998 to travel to smaller local events.

Poultry (Laying Chickens and Meatbird). The Company's 1998 volume of 374,000 tons represented approximately 8% of the Company's total feed volume. The egg production industry is highly concentrated. Because the nutritional requirements of poultry are relatively simple and widely known compared to those of beef cattle, dairy cattle or hogs (and thus comparatively little value can be added through feed) and significant numbers of birds can be located in concentrated areas, these producers generally have sufficient scale and nutritional knowledge to manufacture their own feed. Accordingly, the available market for feed sales is small relative to the amount of feed consumed in the poultry industry.

The meatbird (broiler chickens, turkeys, ducks, etc.) production industry is also highly concentrated with a relatively small number of very large producers that generally manufacture their own feed, again due to the relative simplicity of the diet and large scale of operations in this market. Because there is no significant opportunity for product differentiation in either part of the poultry market, the Company is pursuing this market less aggressively.

Specialty and Other. In addition to its core commercial feed lines, the Company develops, manufactures and markets mineral supplements for livestock and a wide variety of feed products for other animals ranging from rabbits, birds, commercial fish, dogs and cats to zoo, laboratory and other exotic animals. This group includes the expanding Mazuri(R) brand line of feeds, which is widely recognized in the domestic and international zoological community, as well as PMI Nutrition(TM) line of dog and cat foods, which was introduced during 1992.

Many products within this group can be manufactured at most of the Company's feed mills. Other products are highly specialized and incorporate unique ingredients designed to address particular nutritional needs, or otherwise require manufacturing process technology, including extrusion, not available at standard feed plants. Those specialty items are manufactured at the Company's Richmond, Indiana specialty plant. The PMI Nutrition dog and cat foods are produced by a third party feed manufacturer for Purina's subsidiary
PMI Nutrition, Inc.

The specialty and other product group has the highest overall unit margins of all the Company's product groups. The Company's 1998 volume of specialty feeds aggregated 502,000 tons, representing approximately 11% of the Company's total feed volume. The Company believes that these products have significant potential for continued growth in volume and profit contributions.

RESEARCH AND DEVELOPMENT

The Company's research efforts are focused on the development of proprietary product forms and process technologies designed to support new product development and increase manufacturing efficiency while lowering processing costs. At its research center in Gray Summit, Missouri, the Company conducts extensive animal research to develop value-added products and programs designed to optimize the genetic performance potential of animals. Basic research is conducted by Ph.D. scientists and technical staff who are dedicated to each species served by the Company's products. Each species of animal is closely studied from birth to maturity to enable scientists to understand the complex nutritional needs and genetic capabilities at each stage in its life cycle. By understanding the metabolic process of each species, the Company's scientists have identified which nutrients are required by an animal at various stages in its development to maximize its genetic potential. Further, researchers have gained extensive knowledge of the nutritional composition and values of the primary ingredients used in feed and a wide range of acceptable substitute ingredients. In addition to the development of high-performance feeds through its research efforts, the Company is able to recommend specific feeding and management programs that enhance the effectiveness of its feeding products.

Management believes that its research and development capabilities enable the Company to develop high-performance, value-added products that can be differentiated from other feed alternatives. The Company believes that the continued market leadership of its various products and programs will depend, in part, upon maintaining an attractive, cost-effective balance between weight gain, feed efficiency, yield, animal health and price.

Over 40% of the Company's sales volume in 1998 was derived from products introduced within the past five years. The Company's research and development expense (net of revenues realized at the Company's research facilities and manufacturing expenses associated with the production of feed for the animals at the research facilities) was $6.8 million, $7.2 million and $7.0 million in 1998, 1997 and 1996, respectively.

SOURCE AND AVAILABILITY OF RAW MATERIALS

The basic feed manufacturing process consists of grinding various grains and protein sources into a meal form that is then mixed with certain nutritional additives, such as vitamins, minerals, synthetic amino acids, and, in some cases, medications. The resulting products are sold in a variety of forms, including meal, pellets, blocks and liquids. The Company's feed formulas are based upon the nutrient content as determined through proprietary scientific research. When the price of certain raw ingredients increases, the Company can generally adjust its feed formulas by substituting lower-cost, alternative ingredients to produce feeds with comparable nutritional value. By using its least-cost product formulation system, the Company can determine optimal formulations that meet its nutritional standards and maintain product quality.

The raw materials used by the Company are generally available from a number of different sources and the Company has not experienced any significant interruption in the availability of raw materials.
Following the Merger the Company transferred all of its commodity purchasing operations to Koch Agriculture and entered into an exclusive commodity purchasing agreement with a division of Koch Agriculture. Under the terms of the agreement, Koch Nutrient Services, a division of Koch Agriculture, supplies the Company with all of its requirements for feed ingredients, feed additives and feed packaging materials. The contract provides that the Company will purchase feed ingredients and feed additives at a price equal to the spot market price less a discount to be agreed upon between the Company and Koch Agriculture.

MANUFACTURING PROCESS

The Company currently operates 55 feed manufacturing plants located in 25 states. The Company's total feed manufacturing capacity is approximately 7.1 million tons per year based on a two shift per day, five-day week, and individual plant capacity ranges from 30,000 tons to 300,000 tons per year. Capacity utilization varies by plant and by season, with higher utilization during the first and fourth fiscal quarters.

Potential manufacturing economies of scale are generally not sufficient in the feed industry to offset the cost of shipping products over significant distances, as raw ingredients make up a large percentage of the cost of finished products and are often available locally. As a result, the Company operates nationally with a network of manufacturing facilities with sufficient capacity to meet the demands of the local markets in which the facilities are located. The Company regularly reviews its plant capacity and factors such as trends in animal production in specific markets and changes in transportation costs. Based on these factors, from time to time manufacturing capacity in particular markets may be expanded, consolidated or eliminated. In this regard, based on its evaluation of areas where its operations could be consolidated or rationalized, the Company closed seven feed manufacturing plants in late 1996. It has recently built new or replacement plants in Hagerstown, Maryland, Statesville, North Carolina, and Lubbock, Texas.

The Company has invested in highly sophisticated computerized systems for mixing, pelleting, micro-ingredient blending and packing. In addition, the Company has developed and implemented a sophisticated computer program for feed formulation that incorporates the nutritional value of substitute ingredients, which is run on the Company's mainframe computer. The Company believes that this program provides it with a competitive advantage. Investments have also been made to maintain the operating capability of the Company's manufacturing facilities.

SALES AND MARKETING

The Company distributes its products through two primary distribution channels: through dealers and directly to end-users. During 1998, approximately 60% of the Company's sales were made through its dealer network and 40% of sales were made directly to animal producers. To support increasingly sophisticated customers, the Company's mix of salespeople includes approximately 85% "specialists" who focus on individual species or distribution channels. Although sales volume through the Company's dealer network has always been substantially higher than the Company's direct sales volume, direct sales to customers have accounted for an increasing proportion of the Company's sales volume over the past 10 years and the Company expects this trend to continue. This trend results from increasing consolidation in the animal production and processing industries. The Company believes that consolidation among its customers generally results in a more sophisticated market for its products and that these purchasers better appreciate the advantages of high-performance nutrition products and nutritional programs.

As of December 31, 1998, the Company's dealer network consisted of over 4,500 independent dealers located in 48 states, with approximately 600 dealers representing 67% of total dealer volume and 35% of total Company volume in 1998. The number of direct customers in 1998 was in excess of 4,500.

During 1998, the Company's top 50 customers represented approximately 17% of its total sales volume and its largest customer accounted for approximately 1% of the Company's total sales volume.

SEASONALITY

The Company's business is seasonal, with a higher percentage of the feed volume sold and earnings being generated during the first and fourth quarters of the year. This seasonality is driven largely by weather conditions affecting the Company's cattle product lines. If the weather is particularly cold and wet during the winter, sales of feed for cattle increase as compared with normal seasonal patterns because the cattle are unable to graze under those conditions and have higher nutritional requirements. If the weather is relatively warm during the winter, sales of feed for cattle may decrease as compared with normal seasonal patterns because the cattle may be better able to graze under the warmer conditions. Other product lines are affected marginally by seasonal conditions but these conditions do not materially affect the Company's quarter-by-quarter results of operations.

PATENTS AND TRADEMARKS

The Company markets its products under the highly recognized brand names Purina(R) and Chow(R) and the "Checkerboard" Nine Square Logo(R) pursuant to an exclusive, perpetual, royalty-free license from Ralston Purina Company (the "Ralston License"). Under the Ralston License, the Company may not use those trademarks outside the United States or in connection with any dog, cat or human food within the United States, and Ralston uses those trademarks in those markets. The Ralston License may not be assigned to a major competitor of Ralston or otherwise without the consent of Ralston. The Company has developed trademarks for use in international and domestic markets and was granted a trademark for the America's Country Store(R) name in 1998. The Company's operations do not depend to any significant extent upon any single or related group of patents.

COMPETITION

The Company believes that its market share is approximately 4% of the total primary feed produced in the United States.

The feed industry, which has substantial excess capacity in certain areas of the country, is highly competitive. Both the feed production and animal production industries are consolidating, and this trend is expected to continue. To date, the Company has been successful at generating business directly with some large producers of animals. However, as producers of animals get larger, they historically have tended to integrate their business by acquiring or constructing feed production facilities to meet some or all of their requirements and, consequently, have relied less on outside suppliers of feed. As the consolidation of animal producers continues, the available market for commercial feeds may shrink if producers integrate into feed production and, if so, competition may increase. Management expects consolidation in the commercial feed industry itself, and acquisitions and other business combinations in recent years indicate that this consolidation is occurring.

The industry is highly fragmented, with the bulk of the industry consisting of regional competitors (including cooperatives) with several manufacturing facilities and a large number of small, local manufacturers, many of which operate only one feed mill. Only one competitor's commercial business approaches the scope of the Company's national distribution network. The Company believes that it distinguishes itself from its competitors through a competitive strategy of differentiation using its high-performance, value-added products, which it develops and sells on a national basis. Although the strength of competitors varies by geographic area and product line, the Company believes that no other competitor produces and markets the breadth of products that the Company provides.

Much of the competition in the industry centers around price due to the commodity-like aspects of the basic product lines. However, the Company focuses its efforts on high-performance, value-added products that are designed to be cost effective on the basis of weight gain, feed efficiency, animal health and price. The Company believes that its extensive expertise in animal nutrition requirements and the nutritional content of various ingredients, developed through research and combined with its manufacturing expertise and ingredient purchasing capabilities, allow the Company to use lower-cost ingredients, as well as alternative ingredients, to a greater extent than many of its competitors.

The Company also competes on the basis of service by providing training programs for dealers, using species specialists with advanced technical qualifications to consult with customers, developing and manufacturing customized products for customers, and offering various financing assistance programs to attract and retain dealers and direct customers. In some areas of the United States, feed companies have increased the use of contracting for livestock production and market price risk sharing arrangements to generate and control feed volume. The Company enters into similar arrangements and joint ventures for animal production primarily in the swine sector.

REGULATION

The Company is subject to regulation by the FDA, USDA, EPA and state feed and livestock remedy laws. The FDA and states regulate all ingredients that are part of animal feed (feed additives) or that contact animal feed (feed contact additives). It also regulates animal drugs that come in dosage form for administration to animals, or that are added through water or feed. The Company's production facilities are subject to inspection at least once every two years by the FDA.

The USDA is responsible for assuring that products derived from animals are wholesome, which includes inspection for any drug residues that the animal might contain. The USDA monitors residues and when violations occur, the USDA works in conjunction with FDA to investigate and assign responsibility. Similar to this federal regime, each state's Department of Agriculture also regulates the Company's feed production facilities and feed products manufactured in the state.

ENVIRONMENTAL

The Company has an environmental policy designed to ensure that it operates in material compliance with applicable environmental regulations. The Company also has undertaken a compliance audit program that addresses environmental and other regulatory compliance. The Company makes expenditures that it believes are necessary to fulfill its environmental compliance practices. Capital expenditures for environmental control facilities to maintain compliance with environmental regulations are included in the Company's overall capital budget and, together with other environmental related costs, were less than $1 million in 1998.

EMPLOYEES

The Company had approximately 2,700 full-time employees as of December 31, 1998, approximately 12% of whom were union members. Historically, the Company has had a satisfactory relationship with its unionized workers. Six of the Company's 18 collective bargaining agreements will expire in 1999. Although the Company has not historically encountered problems in the renegotiation of the various collective bargaining agreements to which it is a party, nor does the Company anticipate such problems in the future, there can be no assurance that such will be the case.

WORKING CAPITAL

The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products. Raw ingredients are normally purchased shortly prior to manufacturing and shipment. In addition, the Company provides programs whereby customers who are cash basis taxpayers may take advantage of favorable tax treatment and prepay feed purchases for the following year. The total of these prepayments was $16.9 million at December 31, 1998 and $16.5 million at December 31, 1997.

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

The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications. New software has been configured and implemented at 29 feed mills and the Company's corporate headquarters; the Company expects to complete the entire project by September 1999. The Company currently estimates that its costs to enhance its information systems beginning in 1997 and through the year 2000 will approximate $25 million, of which $6 to $8 million is yet to be incurred. The Company is also working with its key suppliers, customers and financial institutions to obtain assurances that their systems are year 2000 compliant.

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

ITEM 2. PROPERTIES

The Company owns its corporate headquarters in St. Louis and its 1,188 acre Research Center in Gray Summit, Missouri. The Company operates 55 feed manufacturing plants located in 25 states, two of which are leased. In addition to on-site storage at each of its manufacturing plants, the Company also stores its products in 18 warehouses in 15 states.
Thirteen of those warehouses are leased. Substantially all of the Company's assets are pledged to secure the Company's indebtedness.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. The Company believes that it is not at present a party to any litigation, the outcome of which would have a material adverse effect on its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's authorized capital consists of 1,000 shares of common stock. All common stock of the Company is owned by Holdings. The dec-laration and payment of dividends on the common stock is restricted by the terms of the Credit Agreement and the Indenture related to the Notes (the "Notes Indenture"). See Note 6 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the period March 13, 1998 to December 31, 1998 are derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent auditors. The data for the period January 1, 1998 to March 12, 1998 and for each of the four years in the period ended December 31, 1997 are derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

(DOLLARS IN MILLIONS)
                       ----------------  -------------------------------------------------------------------------------------
                         POST-MERGER                                       PRE-MERGER
                       ----------------  -------------------------------------------------------------------------------------
                           PERIOD            PERIOD
                         MARCH 13 TO      JANUARY 1 TO      YEAR ENDED        YEAR ENDED        YEAR ENDED        YEAR ENDED
                         DECEMBER 31,       MARCH 12,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                            1998              1998             1997              1996              1995              1994
                       ----------------  -------------------------------------------------------------------------------------
Net sales                  $784.4            $214.3          $1,128.4          $1,212.2          $1,047.2          $1,016.4

Net income (loss)          $(43.1)           $ (8.5)         $    6.9          $   (4.8)         $    3.1          $    6.1

Total assets               $815.7               N/A          $  583.6          $  606.1          $  632.2          $  563.9

Long-term debt,
excluding cur-
rent maturities            $538.5               N/A          $  263.1          $  296.0          $  310.6          $  283.5

During the period January 1 to March 12, 1998, a $237.2 million dividend was paid to Holdings in connection with the Merger. There were no dividends paid during any other period.

The consolidated financial statements for periods prior to March 13, 1998 have been prepared on the predecessor cost basis of the Company. The amount shown for total assets at December 31, 1998 reflects the purchase price allocated to tangible and intangible assets acquired based on their estimated fair values as of March 12, 1998 and thus is not comparable with amounts for prior periods. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company develops, manufactures and markets a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the year ended December 31, 1998 the product mix by volume was approximately 24% for dairy, 28% for beef cattle, 20% for hogs, 10% for horses, 8% for poultry and 10% for all others.

The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross margin percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly changes in the Company's price lists. Feed tonnage and total income over ingredient cost ("IOIC"), which is net sales minus cost of ingredients, and gross profit (IOIC less manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product-mix between complete feed and concentrate products, to which customers add their own base ingredients, such as corn and other grains. When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's sales volume has been higher. When the price of grains has been relatively low, more of the Company's customers have tended to use their own grains and mix them with the Company's higher-margin concentrates, resulting in lower sales volume but relatively higher overall unit margins. While the mix of complete and concentrate product sales varies from period to period depending on grain prices, the offsetting effects of volume and unit margins have tended to somewhat stabilize total IOIC and gross profit dollars.

The Company expects the U.S. feed industry to further consolidate in the years ahead. Although the total volume of processed feed sold into the commercial market segment may decline, larger producers are tending to purchase products with lower inclusion rates and higher margins. As they grow larger, these producers are typically better able to measure performance differences and make sound economic decisions regarding nutrition and management programs. Competition in the industry occasionally limits the Company's ability to pass ingredient price increases on to its customers; however, management believes that the Company's knowledge of the nutritional value of ingredients and its sophisticated least-cost formulation system enable the Company to provide products that meet its nutritional standards and maintain product quality while minimizing product cost. In addition, the Company believes that its strong leadership position in research and technology will enable it to grow its total IOIC from the commercial market segment more effectively than others in the feed industry.

Competition in the industry has caused the Company and some of its competitors to develop market and production risk arrangements for their customers to promote sales. The Company has entered into several production and marketing joint venture arrangements with its animal production customers, especially in the swine sector, in order to facilitate additional feed sales. At December 31, 1998 and 1997, the Company's total investment in such joint ventures was approximately $1.8 million and $2.5 million, respectively, of which $1.0 million and $0.7 million, respectively, related to investments in hog joint ventures.

Additionally, to capitalize on the consolidation of the hog industry, the Company implemented a strategy that was expected to result in control over the feeding of approximately six million market hogs over the next four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at December 31, 1998 the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 7.7 million feeders over the next nine years through 2007. Approximately 30% of these commitments are at fixed prices whereas the other 70% vary based on current or published futures prices. The net purchase commitment of 7.7 million feeders represents gross commitments of approximately 9.8 million feeders less 2.1 million of which have contractually been sold. The Company's net position for the next four years through 2002 is approximately 4.6 million feeders.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.6 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At December 31, 1998 and 1997, the Company had $10.3 million and $5.5 million, respectively, in direct ownership of hogs.

Hog market prices have decreased drastically during 1998. Prices for end products for December 1998 have fallen 65% from one year ago.
Furthermore, the overall decrease for 1998 approximated 52%.

Based on published market prices at December 31, 1998, the Company's net commitments to purchase the 7.7 million feeders totals approximately $250 million. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company-owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15 million and $20 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings and cash flows. Additionally, the Company has outstanding trade receivables, loans and loan guarantees relating to customers in the hog industry. The Company also has a guarantee of up to $11.5 million related to an entity that provides funding to the Company's network of independently-owned dealers and producers, some of which or whose customers are in the hog industry. At December 31, 1998 the Company had funded $2.0 million on the guarantee and has recorded a loss reserve for the remaining $9.5 million.

The Company has focused on managing and mitigating the impact of the recent significant decline in hog prices on the Company's performance. The Company has obtained covenant relief from its bank group for the next two years so that it can work to resolve its swine exposure. With the price of hogs starting to climb out of the trough of December 1998, which was the lowest price in nearly forty years, and through the efforts of management, the Company expects to mitigate some of its swine exposure in an effort to reduce the negative implications on future earnings and cashflow. However, at current prices for hogs the Company's swine exposure could have a material adverse affect on results of operations in the near term.

The outlook for the horse and retail specialty market is positive. The Company believes that owners of horses, pets and other companion animals make buying decisions based on different criteria than commercial producers. Typically, brand awareness, quality and convenience are important. As more people migrate to "ruralpolitan" areas and disposable incomes increase, the Company believes that its high margin horse and retail specialty product lines will continue to grow. The Company believes that its brand recognition, coupled with the most extensive retail dealer network in the country, position the Company well to capitalize on the anticipated growth in this market segment.

The Company regularly reviews the performance of its facilities to attempt to optimize overall capacity and maximize profits. As a result, in 1996 the Company made a decision to discontinue all manufacturing operations at seven facilities and recorded a loss provision for plant closings of $14.0 million. See Note 4 of Notes to Consolidated Financial Statements for a further discussion of the plant closings.

The consolidated financial statements for periods prior to March 13, 1998 have been prepared on the predecessor basis of the Company. The consolidated balance sheet at December 31, 1998 is not comparable with the December 31, 1997 balance sheet presented. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs. The following discussion is based on comparisons of (i) the seventy-one day period ended March 12, 1998 plus the nine month and nineteen day period ended December 31, 1998, to the year ended December 31, 1997 and (ii) the year ended December 31, 1997 to the year ended December 31, 1996.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Due to overall lower commodity prices, net sales decreased 11.5% from the 1997 period. Gross profit decreased $28.3 million in 1998, or 13.1% from 1997. Overall volume was 4.63 million tons for the year ended December 31, 1998, a 1.6% decrease from 1997. The decrease in volume was attributable to a decrease in animal numbers, extreme depressed prices for end products of producers and continued consolidation in the hog industry. Average feed IOIC per ton was $63.66 for 1998, a 2.2% decrease from the prior year. The decrease in average feed IOIC per ton was attributable to intense competition, low commodity prices and the depressed agriculture economy.

Beef cattle tons remained consistent with the 1997 period, however IOIC decreased 7.5% due to lower ingredient profits and intense competition for the cattle feed business. Dairy cattle tons decreased 4.2% due to some product mix switch to concentrates and a decrease in the number of smaller dairy operations. Dairy IOIC decreased 4.6% due primarily to the decrease in volume. Hog volume and IOIC decreased 3.9% and 7.5%, respectively, due to the depressed market conditions and the resulting pressure on hog feed margins.

Horse volume and IOIC increased 8.4% and 4.5%, respectively over the 1998 period. The success in growing this business was the result of continued aggressive promotion of products. Laying chicken and meatbird volume decreased 11.9% from 1997 with a corresponding decrease in IOIC of 7.3%. The decrease can be attributed to the loss of sales of lower margin turkey and broiler feed to two large customers. Specialty and other volume and IOIC increased 3.2% and 1.5%, respectively, over 1997.

Cost of products sold decreased $101.4 million, or 11.1% from 1997, due primarily to the $122.1 million decrease in ingredient costs. This decrease was partially offset by 1998 net losses of $13.8 million from the Company's hog program due to the severely depressed hog market. Manufacturing expenses increased $6.9 million over the 1997 period due primarily to increased depreciation expense and other costs associated with the opening of the new Lubbock mill in the fourth quarter of 1998. Marketing, distribution and advertising costs increased $3.3 million from 1997 due primarily to an increase in the sales force and costs associated with the roll out of the America's Country Stores retail concept. General and administrative expenses increased $31.8 million primarily due to the $15.9 million of compensation paid to management and holders of options and stock rights units as a part of the Merger, an increase in the provision for bad debt losses on capital loans and trade receivables of $10.2 million and $5.0 million attributable to increased information system costs and relocation and severance costs. The additional bad debt provision is primarily related to customers in the hog industry.

Amortization of intangibles and research and development costs remained consistent with the 1997 period.

The provision for loss on guarantees of $14.2 million includes an $11.5 million charge for a guarantee the Company has related to an entity that provided funding for the Company's network of independently-owned dealers and producers. The remaining $2.7 million relates to loan guarantees made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. See Note 12 of Notes to Consolidated Financial Statements for a further discussion of the loss on guarantees in 1998.

Other (income) expense, net for 1998 relates to service fees for swine and dairy management, the (income) loss on the Company's equity investments, losses on marketing arrangements and losses on the sale of discontinued products. An increase in service fees of $1.1 million over 1997 was offset by losses on marketing arrangements of $5.9 million due primarily to the depressed conditions prevailing in the hog market. Additionally, the Company incurred a charge of $4.6 million on the sale of discontinued products.

Interest expense for 1998 increased $13.0 million as a result of the increase in the outstanding debt under the New Credit Facility and the Senior Subordinated Notes due 2010. The Company's effective income tax rate in 1998 approximated the statutory rate. The Company's effective income tax rate exceeded the statutory rate in 1997 due to amortization of goodwill not being allowed as a tax deduction. Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Due to overall lower commodity prices, net sales decreased 6.9% in 1997. However, gross profit increased $12.9 million in 1997, or 6.4% over 1996. Overall volume was 4.71 million tons for the year ended
December 31, 1997, a 5.6% decrease from 1996. The decrease in volume was attributable to a decrease in animal numbers, a switch to more concentrates and consolidation in the hog industry. Average feed IOIC per ton was $65.08 for 1997, an 8.1% increase over the year ended December 31, 1996. The increase in average feed IOIC per ton was attributable to a shift to the purchase of concentrates and improved higher value products.

For 1997, beef cattle tons decreased 6.7% from 1996 due primarily to reduced animal numbers and excellent pasture conditions. However, IOIC increased 2.7% as customers switched to improved higher value products with higher margins. Dairy cattle tons decreased 8.9% from 1996 to 1997, though IOIC actually increased as a result of some product mix switch to concentrates. Hog volume decreased 10.4% with IOIC also decreasing 4.3%. This decrease in hog volume and IOIC was primarily attributable to a former customer discontinuing its purchase of feed under a feed supply agreement and continued consolidation in the hog industry.

Horse volume and IOIC increased 10.6% and 16.3%, respectively, over 1996. The Company's success in continuing to grow this business was the result of the aggressive promotion of these products resulting in an increase in market share. Laying chicken and meatbird volume increased 1.9% over 1996 but IOIC decreased 6.4% due to increased sales of lower margin duck feed. Specialty and other volume decreased 1.8% from 1996, but IOIC increased 2.1% due to a shift in product mix.

Cost of products sold decreased $96.7 million in 1997, or 9.6% from 1996, due primarily to the $95.1 million decrease in ingredient costs. Manufacturing expenses also decreased $1.6 million due to reduced volume and the cost savings realized as a result of closing seven plants in late 1996. Marketing, distribution and advertising costs increased
$2.6 million from 1996 due primarily to an increase in field selling costs. General and administrative expenses decreased $1.8 million due primarily to reduced severance costs and continued emphasis on cost control.

The increase in amortization of intangibles for 1997 reflected additional amortization related to a decrease in the estimated value of a feed supply contract with a former customer, for which the Company recorded a $4.4 million loss provision in 1997. See Note 5 of Notes to Consolidated Financial Statements for a further discussion of the write-down of the feed supply contract in 1997.

Research and development costs increased $0.2 million in 1997, or 2.6% from 1996, as the Company continued its emphasis on research and enhancement of products.

Other income, net for 1997 related to service fees for swine and dairy management, the (income) loss on the Company's equity investments and the (income) loss on marketing arrangements. These amounts were comparable to 1996 amounts except that other income for 1996 also reflected the proceeds received in settlement of claims for excess charges on raw material purchases in prior years and the profit on the sale of the Company's bromethaline inventory and related trademarks and other rights.

Interest expense for 1997 decreased as a result of the decrease in outstanding debt, offset partially by the premium paid on the extinguishment of $10.0 million of Senior Subordinated Notes due 2003.

The Company's effective income tax rate exceeded the statutory rate in both 1996 and 1997 due to amortization of goodwill not being allowed as a tax deduction. Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

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

The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications. New software has been configured and implemented at 29 feed mills and the Company's corporate headquarters; the Company expects to complete the entire project by September 1999. The Company currently estimates that its costs to enhance its information systems beginning in 1997 and through the year 2000 will approximate $25 million, of which $6 to $8 million is yet to be incurred. The Company is also working with its key suppliers, customers and financial institutions to obtain assurances that their systems are year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, net cash provided by operating activities was $22.6 million compared to net cash provided by operating activities of $70.8 million in 1997 and $57.6 million in 1996. The decrease from the prior year can primarily be attributed to the $15.9 million in compensation paid to management and holders of options and stock rights units as a part of the Merger and cash losses on swine operations and market risk programs of $16.6 million. Additionally, interest paid increased $11.4 million resulting from the increase in outstanding debt under the Credit Agreement and the Notes due 2010 and the Company made payments of $2.0 million to fund guarantees.

Net cash used in investing activities was $28.7 million in 1998, $29.3 million in 1997 and $22.1 million in 1996. These amounts consisted primarily of purchases of property, plant and equipment and other assets, which totaled $29.8 million in 1998, $30.4 million in 1997 and $23.9 million in 1996. Capital expenditures in 1998 were consistent with 1997, as the Company finalized the construction of the Lubbock plant and continued the implementation of an enhanced accounting and information reporting system.

In 1997, capital expenditures included approximately $14.5 million for construction of new plants in Lubbock, Texas and Hagerstown, Maryland. The 1997 increase in net cash used in investing activities over the 1996 amount was also attributable to costs incurred to purchase and implement an enhanced accounting and information reporting system. The Company also makes expenditures that it believes are necessary to fulfill its environmental compliance practices. Capital expenditures for environmental control facilities to maintain compliance with environmental regulations are included in the Company's overall capital budget and, together with other environmental related costs, were less than $1 million in each year 1998, 1997 and 1996.

Net cash provided by financing activities in 1998 includes the proceeds from the Credit Agreement of $220.0 million and the proceeds from the Notes due 2010 of $350.0 million less the repayment of the Term Loans, Senior Subordinated Notes due 2003, IRB Loans totaling $298.2 million and the dividend paid to Holdings of $237.2 million. In addition, net cash used in financing activities includes payments of $12.3 million for financing costs. At December 31, 1998, $20.0 million was outstanding under the Revolving Credit Facility.

In 1997, net cash used in financing activities included the repayment of the Senior Term Loan of $26.4 million and the extinguishment of $10.0 million of the existing Senior Subordinated Notes. Additionally, in 1997 the Company loaned $1.2 million to the ESOP for the purchase of shares of Holdings common stock from existing shareholders. In 1996, net cash used in financing activities included the repayment of the Senior Term Loan of $27.0 million and $6.0 million under the revolving credit facility. Additionally, in 1996, the Company loaned $6.3 million to the ESOP for the purchase of Holdings Common Stock and received proceeds of $8.3 million from the sale of industrial revenue bonds to finance the construction of a new manufacturing facility in Hagerstown, Maryland.

At December 31, 1998, the Company had $41.4 million in cash and cash equivalents on hand, and approximately $69.2 million was available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility. The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Notes Indenture contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants precludes (except for $1.0 million annually for operating and administrative expenses and amounts to cover income tax expenses) any payment of dividends prior to 1999. The Credit Agreement requires the Company to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow (as defined). Based on Excess Cash Flow for 1998, a supplemental repayment is not required.

Effective December 31, 1998, the Company amended its Credit Agreement with the syndicate of lenders. The amendment increases the interest rates on the Revolving Credit Facility and Tranche A Term Loan by 0.75% for bank prime rate and Eurodollar rate loans and increases the interest rates on the Tranche B Term Loan by 1.00% for bank prime rate and Eurodollar rate loans. The amendment also changed the computation of certain financial covenants for the period December 31, 1998 to March 31, 2001 to account for changes in the Company's financial condition as of December 31, 1998 and added a covenant limiting the annual losses related to the Company's swine exposure. While the

Company was in compliance with its debt covenants in the amended Credit Agreement at December 31, 1998, there is no assurance that the Company will be in compliance with such covenants in future periods.

The Company will incur substantially higher interest expense in the future as a result of the issuance of the Notes and borrowings under the Credit Agreement. Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance its indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control and could have a material adverse affect on the Company.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize these items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 1999; however, the Company does not believe that the adoption of this statement will have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the sections entitled Overview, Results of Operations, Year 2000 and Liquidity and Capital Resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Loans under the Company's Credit Agreement bear interest at floating rates which are, at the Company's option, based either upon bank prime or Eurodollar rates. The Company primarily pays interest based on three month Eurodollar. As a result, the Company is subject to interest rate risk. To mitigate the impact of fluctuations in interest rates, the Company utilizes interest rate swaps and collars to fix the rate on its floating rate debt.

The following table provides information about the Company's notes and term loans that are subject to interest rate risk. For notes and term loans, the table presents principal cash flows and applicable interest rates by expected maturity dates.

(Dollars in Millions)
                                                                                                                   Fair Market
                                                                                                                    Value at
                                                                                                                   December 31,
                                   1999       2000        2001        2002        2003     THEREAFTER    TOTAL         1998
                                   ----       ----        ----        ----        ----     ----------    -----     ------------
Notes                              $ --       $  --       $  --       $  --       $  --      $350.0      $350.0       $357.6
Interest rate                                                                                   9.0%

Variable rate term debt
including current
portion:
   Tranche A                       $7.3       $10.3       $13.3       $16.3       $19.3      $ 29.7      $ 96.2       $ 96.2
   Interest rate <F1>
   Tranche B                       $0.3       $ 0.3       $ 0.3       $ 0.3       $ 0.3      $ 98.3      $ 99.8       $ 99.8
   Interest rate <F2>

<F1>      Eurodollar plus 2.75% (7.56% at December 31, 1998)
<F2>      Eurodollar plus 3.25% (7.81% at December 31, 1998)

In 1998 the Company entered into an option contract to mitigate interest rate fluctuations on a notional amount of $75.0 million of debt under the Credit Agreement. The option contract provides that the Company will pay interest on the notional amount if the base rate in the Credit Agreement falls below 5.2% and will receive interest if the base rate in the Credit Agreement is above 7.0%. There were no material payments or receipts of interest in 1998. Subsequent to year end, the Company entered into a swap contract on $114.7 million of amortizing debt under the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 5.6% and will receive the three month Eurodollar rate. Based on interest rates at December 31, 1998, an increase in interest rate of 1.0% would result in an increase in interest expense of $1.3 million after considering the option contract and the swap contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INDEX TO FINANCIAL STATEMENTS


                                                                PAGE
                                                                ----
Independent Auditors' Report--Deloitte & Touche LLP              30

Independent Auditors' Report--KPMG LLP                           31

Consolidated Balance Sheets--December 31, 1998 and 1997          32

Consolidated Statements of Operations--Periods March 13,         34
1998 through December 31, 1998 and January 1, 1998 through March 12, 1998 and Years ended December 31,
1997 and 1996

Consolidated Statements of Stockholder's Equity--Periods         35
March 13, 1998 through December 31, 1998 and January 1,
1998 through March 12, 1998 and Years ended December
31, 1997 and 1996

Consolidated Statements of Cash Flows--Periods March 13,         36
1998 through December 31, 1998 and January 1, 1998 through March 12, 1998 and Years ended December 31,
1997 and 1996

Notes to Consolidated Financial Statements                       38

                   INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDER
PURINA MILLS, INC.

We have audited the accompanying consolidated balance sheets of Purina Mills, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1997 and the period January 1, 1998 through March 12, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a) for each of the two years in the period ended December 31, 1997 and the period January 1, 1998 through March 12, 1998. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Purina Mills, Inc. and Subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and the period January 1, 1998 through March 12, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Saint Louis, Missouri
August 7, 1998

                   INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDER
PURINA MILLS, INC.

We have audited the accompanying consolidated balance sheet of Purina Mills, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period March 13, 1998 through December 31, 1998. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in
Item 14 (a) (2) for the period March 13, 1998 through December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Purina Mills, Inc. and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the period March 13, 1998 through December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 12, 1998, Koch Agriculture Company acquired all of the outstanding stock of PM Holdings Corporation, which owns 100% of Purina Mills, Inc. and Subsidiaries, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.


KPMG LLP
Saint Louis, Missouri
February 13, 1999


                          PURINA MILLS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------
                              CONSOLIDATED BALANCE SHEETS
See Note 1

(Dollars in Thousands, Except Share Amounts)

                                                                 POST-MERGER     PRE-MERGER
                                                                 DECEMBER 31,   DECEMBER 31,
ASSETS                                                              1998           1997
---------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                          $ 41,446       $ 27,620
Accounts receivable - trade, net of allowance
   for doubtful accounts of $9,044 and $6,539
   at December 31, 1998 and 1997, respectively                       44,105         51,208
Inventories                                                          61,862         66,800
Prepaid expenses, deferred and other assets                           3,785         14,692
Deferred income taxes                                                16,428          8,746
   TOTAL CURRENT ASSETS                                             167,626        169,066


Property, plant and equipment, net                                  262,791        243,718
Intangible assets, net                                              333,633        122,403
Deferred income taxes                                                10,499          7,881
Notes receivable                                                      4,258         10,775
Deferred financing costs, net                                        11,456          9,813
Other assets                                                         25,445         19,942

TOTAL ASSETS                                                       $815,708       $583,598
---------------------------------------------------------------------------------------------

                        PURINA MILLS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------
                            CONSOLIDATED BALANCE SHEETS
See Note 1

(Dollars in Thousands, Except Share Amounts)

                                                                 POST-MERGER     PRE-MERGER
                                                                 DECEMBER 31,   DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                 1998           1997
---------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable -- other                                          $ 50,559       $ 76,078
Accounts payable -- affiliate                                        42,321             --
Customer advance payments                                            16,870         16,503
Accrued expenses                                                     24,881         21,756
Bank borrowings under Revolving Credit Facility                      20,000             --
Interest payable                                                      9,861          6,771
Current portion of long-term debt                                     7,550         19,170
   TOTAL CURRENT LIABILITIES                                        172,042        140,278

Retirement obligations                                               26,061         28,768
Accrued post retirement benefit costs                                   458         37,470
Other liabilities                                                    12,461            831
Long-term debt                                                      538,547        263,119
Commitments and contingencies (Notes 12 and 13)

Common stock held by ESOP                                                --         62,736

STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value; 1,000 shares
   authorized, issued and outstanding                                    --             --
Additional paid-in capital                                          109,290         79,687
Retained deficit                                                    (43,151)       (27,192)
Accumulated other comprehensive loss                                     --         (2,099)
TOTAL STOCKHOLDER'S EQUITY                                           66,139         50,396
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $815,708       $583,598
---------------------------------------------------------------------------------------------

   See accompanying notes.

                           PURINA MILLS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------
                          CONSOLIDATED STATEMENTS OF OPERATIONS
See Note 1


(Dollars in Thousands)


                                      POST-MERGER     PRE-MERGER            PRE-MERGER
                                      MARCH 13 TO    JANUARY 1 TO     YEAR ENDED DECEMBER 31,
                                      DECEMBER 31,     MARCH 12,     --------------------------
                                          1998           1998          1997           1996
                                     ----------------------------------------------------------
NET SALES                               $784,408       $214,272     $1,128,390     $1,212,197

COSTS AND EXPENSES:
Cost of products sold                    640,359        171,233        912,984      1,009,714
Marketing, distribution and
   advertising                            73,064         17,543         87,333         84,751
General and administrative                59,880         27,573         55,697         57,532
Amortization of intangibles               14,491          3,838         20,572         19,487
Research and development                   5,429          1,376          7,166          6,982
Provision for plant closings and
   asset impairments                          --             --          4,402         14,042
Provision for loss on guarantees          14,175             --             --             --
Other (income) expense -- net              4,470            109         (4,523)       (10,575)
                                         811,868        221,672      1,083,631      1,181,933
OPERATING INCOME (LOSS)                  (27,460)        (7,400)        44,759         30,264
Interest expense                          39,467          6,144         32,632         35,703
Income (loss) before income taxes        (66,927)       (13,544)        12,127         (5,439)
Provision (benefit) for income taxes     (23,776)        (5,050)         5,193           (646)
NET INCOME (LOSS)                       $(43,151)      $ (8,494)    $    6,934      $  (4,793)
-----------------------------------------------------------------------------------------------

   See accompanying notes.

                                         PURINA MILLS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
See Note 1
(Dollars in Thousands)

                                                                      ACCUMULATED
                                                       ADDITIONAL        OTHER       RETAINED
                                          COMMON        PAID-IN      COMPREHENSIVE   EARNINGS     COMPREHENSIVE
                                          STOCK         CAPITAL          LOSS        (DEFICIT)    INCOME (LOSS)      TOTAL
                                        -------------------------------------------------------------------------------------
PRE-MERGER
----------

BALANCE DECEMBER 31, 1995                 $   --       $ 82,340        $    --       $ (3,129)      $     --       $ 79,211

Released ESOP shares                          --            320             --             --             --            320
Appreciation in value of earned
   ESOP shares                                --             --             --         (1,613)            --         (1,613)
Purchase of shares for the ESOP,
   net                                        --         (4,587)            --             --             --         (4,587)
Activity under stock plans                    --          1,366             --             --             --          1,366
Comprehensive loss, net of tax
   Net loss                                   --             --             --         (4,793)        (4,793)        (4,793)
   Other comprehensive loss:
      Adjustment for minimum
      supplemental retirement
      liabilities                             --             --         (1,241)            --         (1,241)        (1,241)
                                                                                                  -------------
Comprehensive loss                            --             --             --             --         (6,034)
                                                                                                  =============
BALANCE DECEMBER 31, 1996                     --         79,439         (1,241)        (9,535)                       68,663

Released ESOP shares                          --            616             --             --             --            616
Appreciation in value of earned
   ESOP shares                                --             --             --        (24,591)            --        (24,591)
Purchase of shares for the ESOP,
   net                                        --         (1,316)            --             --             --         (1,316)
Activity under stock plans                    --            948             --             --             --            948
Comprehensive income, net of
   tax
   Net income                                 --             --             --          6,934          6,934          6,934
   Other comprehensive loss:
      Adjustment for minimum
      supplemental retirement
      liabilities                             --             --           (858)            --           (858)          (858)
                                                                                                  -------------
Comprehensive income                          --             --             --             --          6,076             --
                                                                                                  =============
BALANCE DECEMBER 31, 1997                     --         79,687         (2,099)       (27,192)                       50,396

Comprehensive loss, net of tax
      Net loss                                --             --             --         (8,494)        (8,494)        (8,494)
                                                                                                  =============
Balance March 12, 1998                        --         79,687         (2,099)       (35,686)            --         41,902
Adjustments due to merger                     --         29,603          2,099         35,686             --         67,388

POST-MERGER
-----------

Comprehensive loss, net of tax
      Net loss                                --             --             --        (43,151)       (43,151)       (43,151)
                                                                                                  =============
BALANCE DECEMBER 31, 1998                 $   --       $109,290        $    --       $(43,151)                     $ 66,139
------------------------------------------------------------------------------------------------                 ------------

   See accompanying notes.

                                        PURINA MILLS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
See Note 1

(Dollars in Thousands)


                                                                     POST-MERGER    PRE-MERGER             PRE-MERGER
                                                                     MARCH 13 TO   JANUARY 1 TO      YEAR ENDED DECEMBER 31,
                                                                     DECEMBER 31,    MARCH 12,     ---------------------------
                                                                        1998           1998           1997           1996
                                                                     ---------------------------------------------------------
OPERATING ACTIVITIES:

Net income (loss)                                                     $(43,151)      $ (8,494)       $ 6,934        $(4,793)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                                           39,275          9,908         49,569         50,350

Compensation under ESOP                                                     --             --          5,625          5,726

Provision for deferred income taxes                                    (29,580)          (108)          (171)        (5,855)

Loss on disposal of property, plant and equipment                        1,266            169          1,028            999

Provision for loss on plant closings and asset impairments                  --             --          4,402         14,042

Provision for loss on guarantees and notes receivable                   19,812             --             --             --

Net changes in operating assets and liabilities:

      Accounts receivable -- trade                                      (1,628)         8,731          4,608           (317)

      Inventories                                                        3,358          1,580         (5,436)            73

      Prepaid expenses and other assets                                 10,165         (6,535)           517         (5,288)

      Accounts payable and other liabilities                            60,405        (42,602)         3,704          2,712

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $ 59,922       $(37,351)       $70,780        $57,649

                                         PURINA MILLS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
See Note 1

(Dollars in Thousands)
                                                                     POST-MERGER    PRE-MERGER            PRE-MERGER
                                                                     MARCH 13 TO   JANUARY 1 TO     YEAR ENDED DECEMBER 31,
                                                                     DECEMBER 31,    MARCH 12,    ----------------------------
                                                                        1998            1998           1997           1996
                                                                     ---------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of property, plant, equipment and other assets              $ (25,280)     $  (4,486)      $(30,429)      $(23,915)
Proceeds from sale of property, plant and equipment                        154             58            941          1,097
Net reduction in notes receivable                                          782             98            182            673
NET CASH USED IN INVESTING ACTIVITIES                                  (24,344)        (4,330)       (29,306)       (22,145)

FINANCING ACTIVITIES:
Proceeds from Senior Subordinated Notes                                     --        350,000             --             --
Proceeds from Term Loans                                                    --        200,000             --             --
Proceeds (repayment) of Revolving Credit Facility, net                  20,000             --             --         (6,000)

Repayment of Term Loans, Senior Subordinated Notes and IRBs           (298,151)            --        (36,409)       (26,962)
Payment  of dividends to PM Holdings Corporation                            --       (237,172)            --             --
Proceeds from Industrial Revenue Bonds                                      --             --             --          8,300
Loan to ESOP                                                                --             --         (1,208)        (6,318)
Payment of financing costs                                                (371)       (11,894)           (23)          (105)
Other                                                                     (183)        (2,300)        (1,676)          (436)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (278,705)       298,634        (39,316)       (31,521)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (243,127)       256,953          2,158          3,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       284,573         27,620         25,462         21,479
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  41,446      $ 284,573       $ 27,620       $ 25,462
------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW STATEMENT
   INFORMATION:
Interest paid                                                        $  31,070      $  11,267       $ 30,942       $ 32,417
Income taxes paid (refunded)                                              (800)            43          7,892          5,565

   See accompanying notes.

                                37

              PURINA MILLS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Purina Mills, Inc. ("Purina Mills", "PMI" or the "Company") develops, manufactures and markets animal nutrition products for dairy cattle, beef cattle, hogs and horses. The Company also develops, manufactures and sells poultry feeds and specialty feeds for rabbits, zoo animals, birds, fish and pets. The Company's products are sold as complete feeds or as concentrates that are mixed with a customer's base ingredients. The Company distributes its products through two primary distribution channels, dealers and directly to end-users. The Company's dealer network consists of over 4,500 independent dealers located in 48 states. The number of direct customers is in excess of 4,500. The Company operates 55 feed manufacturing plants located in 25 states.

Pursuant to the Agreement and Plan of Merger among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, a wholly owned subsidiary of Koch Agriculture, dated as of January 9, 1998 (the "Merger Agreement"), Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation. As a result of the Merger, all of the shares of the common stock of Holdings ("Holdings common stock"), par value $.01 per share outstanding immediately prior to March 12, 1998, were canceled and converted into the right to receive cash consideration of $540 per share (the "Merger Consideration"). In addition, pursuant to the Merger Agreement, each outstanding stock option and stock rights unit became 100% vested. Option holders and stock rights unit holders received the Merger Consideration, less the exercise price of the stock options, for each share of Holdings common stock into which such stock options and stock rights units were exercisable immediately prior to March 12, 1998. As a result of the Merger, Koch Agriculture owns 100% of Holdings, which owns 100% of Purina Mills.

The sources and use of funds required to consummate the Merger and related financings are summarized below. See Notes 6 and 7 for a description of long-term indebtedness and capital stock.

Sources of funds (in millions):

         New Credit Facilities
            Term Loans                                   $200.0
            Revolving Credit Facility                       9.9
         Notes                                            350.0
         Equity Contribution to Holdings                  109.7
               Total                                     $669.6
                                                       ----------
Use of funds (in millions):


         Purchase price for equity of Holdings           $258.7
         Repayment of existing indebtedness               385.5
         Fees and expenses                                 25.4
               Total                                     $669.6
                                                       ----------

The Merger closed on March 12, 1998. The Merger has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the consolidated financial statements for the period subsequent to March 12, 1998 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of March 12, 1998. The consolidated financial statements for periods prior to March 12, 1998 have been prepared on the predecessor cost basis of the Company. The consolidated balance sheet at December 31, 1998 is not comparable with the December 31, 1997 balance sheet presented. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs.

The allocation of the $109.3 million purchase price for the Company is summarized as follows (in millions):


         Current assets                                 $ 130.8
         Property, plant and equipment                    268.0
         Intangible assets                                343.1
         Other noncurrent assets                           47.6
         Liabilities assumed                             (680.2)
               Total                                    $ 109.3
                                                      ------------

The following unaudited pro forma financial data for the years ended December 31, 1998 and 1997, respectively, have been prepared assuming that the Merger and related financings were consummated on January 1, 1997 (in millions):


                                               YEAR ENDED
                                              DECEMBER 31,
                                     -----------------------------
                                        1998             1997
                                       ------           ------
         Net sales                     $998.7          $1,128.4

         Net loss                      $(54.3)         $  (14.2)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization on intangible assets and increased interest expense on the related debt. They do not purport to be indicative of the results had the Merger been in effect on January 1, 1997 or of future results of operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies, 20% through 50% owned, are carried at equity.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories: Carrying amounts of merchandise, materials and animal inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Expenditures for new facilities and those which substantially increase the useful lives of property are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in earnings. Depreciation is generally provided on the straight-line basis by charges to costs or expenses at rates based upon the following estimated useful lives:


         Buildings and improvements              15 to 30 years
         Machinery and equipment                  5 to 15 years
         Office furniture and equipment           3 to 15 years

Intangible Assets (including Goodwill): Intangible assets represent the excess of cost over the net tangible assets of the business at the time of acquisition and are amortized over their estimated period of related benefit. Intangible assets other than goodwill are amortized over 1 to 20 years. Goodwill is amortized on a straight-line basis over 40 years.

Management periodically reviews the value of its intangible assets to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount. Based on this review, management does not believe that any such impairment has occurred in the current year.

Internal Use Software: The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications so that they will be year 2000 compliant. In connection with this process, the Company has purchased and is implementing an enhanced accounting and information reporting system. Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") is effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. Since the Company's existing policies are materially in accordance with the provisions of SOP 98-1, adoption of the provisions of SOP 98-1 were immaterial. All other related costs of implementing the Company's new computer systems are expensed as incurred. Total capitalized software costs were $13.4 million and $8.3 million as of December 31, 1998 and 1997, respectively. The Company is amortizing the costs associated with the project using the straight-line method over five years, the expected life of the system.

Deferred Financing Costs: Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

Income Taxes: Deferred income taxes are recognized for the effect of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company and Holdings are part of tax sharing agreements with Koch Industries, Inc. ("Koch Industries") effective as of the date of the Merger. The agreement provides that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes are utilized by another member of the group, such member will reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provision for the period March 13 to December 31, 1998 is computed on this basis. The results of operations of the Company after March 12, 1998 will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The results of operations of the Company for the period January 1 to March 12, 1998 will be included in the consolidated U.S. corporation income tax return of Holdings.

Cash Equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash includes currency on hand and demand deposits with financial institutions. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates their fair value.

Fair Value of Financial Instruments: The carrying amounts of cash and cash equivalents and short-term borrowings approximate fair value because of the short-term maturity of these instruments. Notes receivable carry current market interest rates, so that discounted future cash flows approximate their carrying value. As of December 31, 1998 and 1997, the fair value of debt, including current maturities, was $553.6 million and $295.1 million, respectively, compared to its carrying value of $546.1 million and $282.3 million, respectively. The fair value of debt instruments as of December 31, 1998 and 1997 was based on quoted market prices and management's estimate for instruments without quoted market prices.

Revenue Recognition: Net sales are generally recognized when products are shipped. Accruals for customer discounts are recorded when revenues are recognized.

Comprehensive Income: The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company adopted the standard effective January 1, 1998. The standard establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and minimum pension liability adjustments and is presented in the consolidated statements of stockholder's equity. The Standard requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Segment Reporting: The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company adopted the standard effective January 1, 1998. The adoption of the standard did not affect the financial statements.

Reclassifications: Certain reclassifications have been made to the prior periods consolidated financial statements to conform to the consolidated financial statement presentation for the current year.

3.  INVENTORIES

Inventories consist of the following (in thousands):


                                             DECEMBER 31,
                                    -----------------------------
                                        1998              1997
                                       ------            ------
         Raw materials                $34,619           $42,541
         Finished goods                12,391            17,739
         Animals                       14,852             6,520
         Total inventories            $61,862           $66,800
                                    -----------------------------


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):


                                             DECEMBER 31,
                                   -------------------------------
                                       1998              1997
                                      ------            ------
         Land                        $ 13,312         $  13,327
         Buildings                     77,192            73,965
         Machinery and equipment      188,512           245,145
         Construction in progress       7,547            13,674
                                      286,563           346,111
         Accumulated depreciation     (23,772)         (102,393)
            Total                    $262,791         $ 243,718
                                   -------------------------------

Total depreciation expense was $24.0 million, $5.3 million, $26.6 million and $27.6 million for the periods March 13, 1998 to December 31, 1998 and January 1, 1998 to March 12, 1998 and for the years ended December 31, 1997 and 1996, respectively.

During 1996 the Company made the decision to discontinue all manufacturing operations at seven of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $9.3 million in 1996 on manufacturing assets, representing the amount by which the book value exceeded the estimated net realizable value. The value of the assets awaiting disposition was based on estimates of Company management. Demolition costs of $.8 million and a write-off of $3.9 million for related goodwill was also recorded.

5.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                            DECEMBER 31,
                                   ------------------------------
                                       1998              1997
                                      ------            ------
         Distribution network        $ 40,000          $ 45,300
         Product specifications        10,000            23,600
         Patents                       15,000            19,110
         Covenant not to compete        2,083            25,000
         Feed supply agreement             --            10,598
         Goodwill                     262,528            57,662
         Other intangibles             18,511            24,027
                                      348,122           205,297
         Accumulated amortization     (14,489)          (82,894)
            Total                    $333,633          $122,403
                                   -------------------------------

During 1996 the Company filed a breach of contract suit against a former customer for lack of performance under a feed supply agreement executed by the customer for future feed purchases. In 1997 the Company recorded a loss of $4.4 million to reduce the net book value to management's estimate of the net realizable value of the contract at that time. The dispute was settled in 1998 with the former customer not being obligated to any future feed purchases.

6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                       DECEMBER 31,
                                             -------------------------------
                                                 1998              1997
                                                ------            ------
         Term Loan                             $196,025          $     --
         Senior Term Loan                            --            74,622
         Senior Subordinated Notes due 2010     350,000                --
         Senior Subordinated Notes due 2003          --           189,965
         IRB Loans                                   --            17,400
         Other                                       72               302
                                                546,097           282,289
         Less current portion                    (7,550)          (19,170)
            Total                              $538,547          $263,119
                                             -------------------------------

The annual amortization schedule of the Term Loan (defined below) is $7.6 million in 1999, $10.6 million in 2000, $13.6 million in 2001,
$16.6 million in 2002, $19.6 million in 2003 and $128.0 million thereafter. The 9% Senior Subordinated Notes due 2010 (the "Notes") are due in their entirety in 2010.

Tender Offer: In connection with the Merger, the Company offered to purchase for cash any and all of the outstanding existing Purina Mills, Inc. Senior Subordinated Notes due 2003 (the "Offering") of which $190.0 million in aggregate principal amount was outstanding as of the date of the Offering. The Offering commenced on February 9, 1998 and expired on March 12, 1998. In conjunction with the Offering, the Company solicited consents of registered holders of the applicable series of existing debt securities to certain proposed amendments to eliminate substantially all of the restrictive covenants in the indentures under which the applicable series of existing debt securities were issued, in order to increase the financial flexibility of the Company after the consummation of the Merger. The proposed amendments became operative immediately following the consummation of the Merger when all except $15,000 of the existing Senior Subordinated Notes were accepted for payment. The remaining $15,000 of Senior Subordinated Notes were redeemed during the third quarter of 1998.

Credit Facility: In connection with the Merger, the Company entered into a New Credit Agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate amount of $200.0 million (the "Term Loan") and (ii) a $100.0 million Revolving Credit Facility, with a $40.0 million sublimit for letters of credit. The Term Loan consists of a $100.0 million Tranche A Term Loan and a $100.0 million Tranche B Term Loan. The proceeds of the Term Loan were borrowed in full on the date of the consummation of the Offering, in addition to $9.9 million under the Revolving Credit Facility, and were used to finance the Merger and related fees and expenses. Proceeds of the Revolving Credit Facility have also been used to redeem the Company's Industrial Revenue Bonds and are available to finance the Company's ongoing working capital requirements. At December 31, 1998, a balance of $20.0 million was outstanding under the Revolving Credit Facility and $69.2 million was available for future borrowings. The Revolving Credit Facility also may be used in part for the issuance of letters of credit to be used solely for ordinary course of business purposes of the Company and its subsidiaries. At December 31, 1998, the Company had $10.8 million in outstanding letters of credit. The Company is charged an annual fee of
 .50% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.0% per annum on the daily average amount available for drawing under any letter of credit to the bank that has issued such letter of credit. Loans under the Credit Agreement bear interest at floating rates which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 7.9% at December 31, 1998. In 1998 the Company entered into an option contract to mitigate interest rate fluctuations on a notional amount of $75.0 million of debt under the Credit Agreement. The option contract provides that the Company will pay interest on the notional amount if the base rate in the Credit Agreement falls below 5.2% and will receive interest if the base rate in the Credit Agreement is above 7.0%. There were no material payments or receipts of interest in 1998.

The Company is required to make annual supplemental repayments under its Term Loan in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement between the Company and the group of lending banks. Based on Excess Cash Flow for 1998, a supplemental repayment is not required.

Notes: The Company sold $350.0 million aggregate principal amount of its Notes generating gross proceeds of $350.0 million. The Notes are senior subordinated, unsecured obligations of the Company.

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

Covenants: The Credit Agreement and the Indenture related to the Notes (the "Notes Indenture") contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants precludes (except for $1.0 million annually for operating and administrative expenses and amounts to cover income tax expenses) any payment of dividends prior to 1999. As of December 31, 1998, restricted net assets of the Company were approximately $66.1 million. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Credit Agreement and Notes Indenture contain cross default provisions. The Company was in compliance with its debt covenants in the amended Credit Agreement at December 31, 1998. See Note 16.

Holdings and all subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on the capital stock of the Company (pledged by Holdings) and its subsidiaries and substantially all assets of the Company and its subsidiaries.

7.  STOCKHOLDER'S EQUITY

The Company's authorized capital consists of 1,000 shares of common stock. All common stock of the Company is owned by Holdings. As a result of the Merger, the Company terminated the ESOP. Upon termination, each ESOP participant had the right to receive a distribution of Holdings common stock or exchange all their shares of Holdings stock for the Merger Consideration.

8.  STOCK OPTION PLANS

Pursuant to the Merger, each outstanding option to purchase Holdings common stock and each stock rights unit entitling the holder thereof to acquire Holdings common stock became 100% vested. Option holders and stock rights unit holders received the Merger Consideration for each share of Holdings common stock into which such options or stock rights units were exercisable immediately prior to the Merger. Cash proceeds paid pursuant to the Merger to holders of options and stock rights units was $13.5 million. During 1998 no additional stock options or stock rights units were granted and there were no stock options or stock rights units outstanding as of December 31, 1998.

The Company had three stock option plans as of January 1, 1998: the 1993 Stock Option Plan ("1993 Plan"), the PM Holdings Corporation Omnibus Stock and Incentive Plan ("1995 Plan"), and the PM Holdings Corporation Non-Employee Directors Stock Option Plan ("Directors Plan"). The 1993 Plan provides for the issuance of both incentive stock options and non-qualified options. Under the plan, a maximum of 20,000 shares may be granted at prices not less than 100% and 85% of the fair market value of a share of common stock on the date the option is granted, for incentive stock options and non-qualified options, respectively. The terms of all options granted may not exceed ten years from the date of grant. This plan was replaced by the 1995 Plan and no additional awards will be granted under the 1993 Plan. The 1995 Plan provides for the issuance of stock options, stock rights units, stock appreciation rights, restricted stock and common stock to key employees of the Company. Under the plan the 13,500 shares not previously granted under the 1993 Plan plus an additional 26,000 shares may be granted. Upon the exercise of a stock rights unit, a participant receives the equivalent number of shares of common stock. The Directors Plan provides for each non-employee director to receive an option to purchase 500 shares at fair market value on the date of grant. Under the plan a maximum of 15,000 shares may be granted. All options and rights granted under the three plans vest over a three-year period and have a term of ten years.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. The new standard establishes a fair value based method of accounting for the issuance of stock options and similar equity instruments to employees. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. SFAS 123 allows companies to elect fair value based accounting for stock compensation or continue using the intrinsic value method of accounting as required by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply APB 25 in its consolidated financial statements. Under APB 25, no compensation cost has been recognized for stock options granted under the Company's three plans. Compensation expense is recognized over the three-year vesting period for the fair market value of the stock rights units at the date of grant.

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock rights under the fair value based method. The estimated fair value of options and rights granted during 1997 and 1996 is as follows (per share):


                                       YEAR ENDED DECEMBER 31,
                                    -----------------------------
                                       1997              1996
                                      ------            ------
         Stock Options                $152.70           $143.30
         Stock Rights Units           $320.00           $310.00

The fair value for the options and rights was estimated at the date of grant under the minimum value method. The minimum value was estimated to be the excess of the fair market value of the stock at the date of grant over the present value of the exercise price, discounted at the risk-free rate, over the expected exercise life of the options, with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.7% and 6.4%, no dividend yield, and a weighted-average expected life of ten years.

For purposes of pro forma disclosures, the estimated fair value of the options and rights is amortized to expense over the vesting period. The Company's pro forma information follows:


        (Dollars in Thousands)

                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                                 1997        1996
                                                ------      ------
         Net income (loss) per Consolidated
            Statements of Operations:

               As reported                      $6,934      $(4,793)
               Pro forma                        $6,412      $(5,139)

A summary of the status of stock options as of December 31, 1997 and 1996 and activity during the years then ended is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                                  1997                          1996
                                                 ------                        ------
                                                            WTD.                          WTD.
                                                            AVG.                          AVG.
                                                           EXER.                         EXER.
                                          SHARES           PRICE        SHARES           PRICE
                                          ------           -----        ------           -----
         Outstanding at beginning
            of year                       20,935           $208         15,250           $163
         Granted                           6,155            320          6,385            310
         Exercised                           434            139            100            108
         Forfeited                           531            247            600            186
         Outstanding at end
            of year                       26,125           $235         20,935           $208
                                        --------------------------------------------------------
         Options exercisable
            at year end                   13,523           $179          9,758           $153
                                        --------------------------------------------------------

As of December 31, 1997 and 1996, there were 10,257 and 7,385 stock rights units outstanding, respectively, under the 1995 Plan. Such stock rights units were exercisable over a three-year period and 3,635 units were exercisable at December 31, 1997.

9.  EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan which was available to substantially all eligible employees at the time of the Merger. New employees of the Company after the Merger participate in a similar plan sponsored by Koch Industries.

Before the Merger, the Company sponsored an ESOP covering substantially all employees exclusive of those covered by a collective bargaining agreement. The Company made contributions to the ESOP in an amount equal to 50% of employee contributions to the Company's 401(k) plan, up
to a maximum of 4% of an individual employee's compensation.   As a
result of the Merger, the Company terminated the ESOP. Upon termination, each ESOP participant had the right to receive a distribution of Holdings common stock or exchange all their shares of Holdings common stock for the Merger Consideration. No contributions were made to the ESOP during 1998.

Contributions to the ESOP and compensation expense attributable to released shares for the years ended December 31, 1997 and 1996 are as follows (in thousands):


                                         YEAR ENDED DECEMBER 31,
                                      ----------------------------
                                          1997             1996
                                         ------           ------
         Matching contributions          $2,652           $2,546
         Discretionary contributions      2,631            2,654
            Total                        $5,283           $5,200
                                      ----------------------------
         Compensation expense            $6,305           $5,726
                                      ----------------------------

Subsequent to the Merger, the Company made matching contributions to the Company's 401(k) in an amount equal to 50% of employee contributions to the Company's 401(k) plan, up to a maximum of 3% of an individual employee's compensation. Participants in the Company's 401(k) plan vest in matching contributions at the time they are made.

The Company also made matching contributions for new employees participating in the plan sponsored by Koch Industries in an amount equal to 50% of employee contributions to the plan, up to a maximum of 3% of an individual employee's compensation. Participants in the plan vest in matching contributions over a period of five years.

Effective January 1, 1999, those employees participating in the Company's 401(k) plan will begin making their employee contributions to the plan sponsored by Koch Industries. The Company will continue to make matching contributions in an amount equal to 50% of employee contributions to the plan, up to a maximum of 3% of an individual employee's compensation. Participants' prior service with the Company counts toward the vesting period.

During 1997 the Company maintained two defined benefit plans which covered those employees whose employment is governed by the terms of a collective bargaining agreement. Effective January 2, 1998, the net assets of the plans were merged. The Company made annual contributions to the plan which at least equal the amounts required by law. Contribution amounts are determined by independent actuaries using an actuarial cost method that has an objective of providing an adequate fund to meet pension obligations as they mature over the long-term future. At December 31, 1998 and 1997, the assets were held in equity and fixed securities.

The following table sets forth the funded status of the plan at December 31, 1998 and 1997, and the amounts recognized in the Company's consolidated balance sheets at that date and the components of net periodic pension costs related to the above plans for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                             DECEMBER 31,
                                                                     ---------------------------
                                                                         1998           1997
                                                                     ---------------------------
         CHANGE IN BENEFIT OBLIGATION:
            Benefit obligation at beginning of year                    $23,856        $22,075
            Service cost                                                   349            293
            Interest cost                                                1,646          1,508
            Actuarial loss                                               1,114          1,043
            Benefits paid                                               (1,141)        (1,063)
               Benefit obligation at end of year                        25,824         23,856
                                                                     ---------------------------

         CHANGES IN PLAN ASSETS:
            Fair value of plan assets at beginning of year              22,050         20,652
            Actual return on plan assets                                 2,082          2,461
            Employer contribution                                           16             --
            Benefits paid                                               (1,141)        (1,063)
               Fair value of plan assets at end of year                 23,007         22,050
                                                                     ---------------------------

         Funded status                                                  (2,817)        (1,806)
         Unrecognized net actuarial loss                                 1,262         (3,411)
            Net amount recognized                                      $(1,555)       $(5,217)
                                                                     ===========================

         AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
         SHEETS CONSIST OF:
            Accrued benefit liability                                  $(1,555)       $(5,217)
                                                                     ---------------------------

                                                                  YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1998           1997           1996
                                                        -----------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COST:
            Service cost                                  $   349        $   293        $   308
            Interest cost                                   1,646          1,508          1,455
            Expected return on plan assets                 (1,682)        (1,500)        (1,441)
                                                        -----------------------------------------
              Net periodic benefit cost                   $   313        $   301        $   322
                                                        -----------------------------------------

         WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
            Discount rate                                   6.50%          7.00%          7.00%
            Expected return on plan assets                  8.50%          8.00%          8.00%
            Rate of compensation increase                   4.50%          4.00%          4.00%

The Company has a nonqualified, unfunded supplemental executive retirement plan for executives whose benefits under a prior salaried retirement plan sponsored by a former owner were reduced because of compensation under deferral elections or limitations under federal tax laws. All benefit accruals under the supplemental employee retirement plan ceased subsequent to August 31, 1993. The Company has retained sponsorship of this plan, as well as the responsibility for all benefit payments thereunder.

The Company also has a nonqualified, unfunded capital accumulation plan for which it has purchased life insurance on the lives of the participants. A grantor trust is the sole owner and beneficiary of such policies. The amount of coverage is designed to provide sufficient revenues to recover all costs of the plan if assumptions made as to mortality experience, policy earnings and other factors are realized.

The following table sets forth the status of the non-qualified plans at December 31, 1998 and 1997, and the amounts recognized in the Company's consolidated balance sheets at that date and the net periodic costs related to the above plans for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1998           1997
                                                                    ----------------------------
         CHANGE IN BENEFIT OBLIGATION:
            Benefit obligation at beginning of year                   $ 23,551       $ 21,521
            Interest cost                                                1,618          1,479
            Actuarial loss                                                 150          1,422
            Benefits paid                                                 (813)          (871)
              Benefit obligation at end of year                         24,506         23,551
                                                                    ----------------------------

         CHANGES IN PLAN ASSETS:
            Fair value of plan assets at beginning of year                  --             --
            Employer contribution                                          813            871
            Benefits paid                                                 (813)          (871)
              Fair value of plan assets at end of year                      --             --
                                                                    ----------------------------
         Funded status                                                 (24,506)       (23,551)
         Unrecognized net actuarial loss                                    --          3,453
            Net amount recognized                                     $(24,506)      $(20,098)
                                                                    ============================

         AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
         SHEETS CONSIST OF:
            Accrued benefit liability                                 $(24,506)      $(23,551)
            Minimum liability adjustment                                    --          3,453
              Net amount recognized                                   $(24,506)      $(20,098)
                                                                    ----------------------------

                                                                  YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COST:
            Interest cost                                  $1,618         $1,479         $1,370
            Amortization of unrecognized net loss             150             11             --
            Net periodic benefit cost                      $1,768         $1,490         $1,370
                                                         -----------------------------------------

         WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
            Discount rate                                    6.50%          7.00%          7.00%

Subsequent to the Merger, employees of the Company not covered by a collective bargaining agreement participate in a defined benefit pension plan sponsored by Koch Industries. The Company is charged a percentage of eligible employees' compensation. The percentage was 4.1% in 1998 and the total cost to the Company approximated $1.0 million for the period March 13 to December 31, 1998. The percentage is based primarily on years of service and compensation rates near retirement.

10.  POSTRETIREMENT BENEFITS OTHER THAN
     PENSIONS/POSTEMPLOYMENT BENEFITS

The Company provided certain health care and life insurance benefits to retired employees who met specified age and years of service requirements. The life insurance plan provided a $5,000 benefit and was available on a noncontributory basis. The health care plans paid a stated percentage of most medical expenses reduced for any deductible and co-payment, payments made by government programs and other group coverage. The cost of providing these health care benefits was shared with retirees. All plans were unfunded.

As a result of the Merger, the employee benefit plans of the Company that provide health care and life insurance benefits to retired employees were terminated. For any retiree who was 100% vested at the time of the Merger, the Company will share a portion of their postretirement health care cost for the three years following the date of Merger. Retirees who were receiving health benefits under the health plans of the Company have been provided medical benefits under Koch Industries' medical plans. After the three-year period expires, neither the Company nor Koch Industries will share a portion of the retirees' postretirement health care cost.

The following table sets forth the status of the accrued postretirement benefit cost recognized in the Company's consolidated balance sheets at December 31, 1998 and 1997, and the net periodic postretirement benefit cost for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1998           1997
                                                                    ----------------------------
         CHANGE IN BENEFIT OBLIGATION:
            Benefit obligation at beginning of year                   $ 18,710       $ 28,297
            Service cost                                                   118            837
            Interest cost                                                  336          1,809
            Amendments                                                 (17,269)            --
            Actuarial loss (gain)                                          501        (11,236)
            Benefits paid                                               (1,440)          (997)
              Benefit obligation at end of year                            956         18,710
                                                                    ----------------------------

         CHANGES IN PLAN ASSETS:
            Fair value of plan assets at beginning of year                  --             --
            Employer contribution                                        1,440          1,793
            Benefits paid                                               (1,440)        (1,793)
              Fair value of plan assets at end of year                      --             --
                                                                    ----------------------------


         Funded status                                                    (956)       (18,710)
         Unrecognized net actuarial loss (gain)                            498        (15,246)
         Unrecognized prior service credit                                  --         (3,514)
            Net amount recognized                                     $   (458)      $(37,470)
                                                                    ----------------------------

         AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
         SHEETS CONSIST OF:
            Accrued benefit liability                                 $   (458)      $(37,470)
                                                                    ----------------------------

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997           1996
                                                          ---------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COST:
            Service cost                                    $ 118         $  837         $1,182
            Interest cost                                     336          1,809          2,353
            Amortization of prior service credit              (64)          (111)          (111)
            Amortization of unrecognized net loss (gain)     (175)          (431)            --
              Net periodic benefit cost                     $ 215         $2,104         $3,424
                                                          ---------------------------------------

         WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
            Discount rate                                   6.50%          7.00%          7.00%

Actuarial assumptions used for the Company's retiree health care and life insurance plans were as follows (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1998           1997           1996
                                                         ------         ------         ------
         Projected health care cost trend rate             7.0%           8.0%           9.0%

         Ultimate trend rate                              6.50%          4.25%          4.50%

         Year ultimate trend rate is achieved             2001           2002           2001

         Effect of a 1% increase in the health
            care cost trend rate on the APBO               $24         $1,949         $3,202

         Effect of a 1% increase in the health
            care cost trend rate on the aggregate
            of service and interest cost                   $ 1         $  236         $  398

11.  INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

                                    POST-MERGER        PRE-MERGER            PRE-MERGER
                                    MARCH 13 TO       JANUARY 1 TO     YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,        MARCH 12,    ---------------------------
                                       1998               1998           1997           1996
                                  --------------------------------------------------------------
CURRENT:
    Federal                          $  6,047           $(2,013)        $4,159        $ 5,154
    State                                (242)             (872)         1,205             54
DEFERRED:
    Federal                           (26,001)           (2,239)           129         (4,967)
    State                              (3,580)               74           (300)          (887)
                                     $(23,776)          $(5,050)        $5,193        $  (646)
                                  --------------------------------------------------------------

The provision for income taxes is different from the amounts computed by applying the U.S. federal statutory income tax rate. The reasons for these differences are as follows (in thousands):

                                                POST-MERGER    PRE-MERGER         PRE-MERGER
                                                MARCH 13 TO   JANUARY 1 TO        YEAR ENDED
                                                DECEMBER 31,    MARCH 12,        DECEMBER 31,
                                              ----------------------------------------------------
                                                    1998          1998         1997       1996
                                              ----------------------------------------------------
Income taxes at statutory rate                   $(23,424)      $(4,739)      $4,245    $(1,903)
State income taxes, net of federal benefit         (2,485)         (519)         587       (541)
Amortization of intangible assets                   1,756           107          548      1,917
Meals and entertainment disallowance                   75           245          148        303
Life insurance expense, net                          (104)          (35)        (463)       (54)
Research tax credit                                  (190)           --          (64)       (81)
Other, net                                            596          (109)         192       (287)
                                                 $(23,776)      $(5,050)      $5,193    $  (646)
                                              ----------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                     --------------------------
                                                                         1998           1997
                                                                     --------------------------
DEFERRED TAX ASSETS:
   Net operating loss carry forwards                                    20,412             --
   Alternative minimum tax credit                                        9,725          6,736
   Bad debt and loan loss reserve                                       11,597          2,560
   Accrued retirement benefits                                          10,624         26,928
   Other accruals not currently deductible for tax                       7,531          7,266
   Tax over book basis of inventory                                        328            273
   Total deferred tax assets                                            60,217         43,763

DEFERRED TAX LIABILITIES:
   Book over tax basis of property, plant
      and equipment                                                     23,243         14,309
   Book over tax basis of intangible assets                             10,047         12,827
   Total deferred tax liabilities                                       33,290         27,136
   Net deferred tax assets                                             $26,927        $16,627
                                                                     --------------------------

Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

12.  LOAN GUARANTEES AND CONCENTRATION OF CREDIT RISK

Loan Guarantees: The Company has agreed to provide a guarantee of up to $11.5 million related to an entity formed in 1995 to provide funding for the Company's network of independently-owned dealers and producers. All dealers or producers who are members of the entity must have arrangements with the Company for some purchase of its products. At December 31, 1998 the Company had funded $2.0 million on the guarantee and had recorded a loss reserve for the remaining $9.5 million. At December 31, 1997 the amount subject to such guarantee was $5.9 million. The Company is not a member of this non-stock membership corporation and thus does not have an equity interest in the new entity; however, the Company did make a loan of $2.0 million to the entity to provide funding for its establishment and initial operation. A loss reserve for the entire loan balance has also been recorded in the financial statements.

Loan guarantees are also made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $8.7 million and $11.3 million at December 31, 1998 and 1997, respectively, under these types of arrangements. At December 31, 1998 the Company has recorded a loss reserve of $2.7 million for the above guarantees. The maturities of these guarantees extend through January 2009 with most significant maturities occurring prior to 2003.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Substantially all of the Company's sales are to companies or individuals in agriculture-related businesses, with approximately 20% of its sales volume being feed for hogs. Hog producers experienced severely depressed market prices in 1998 and the Company has outstanding trade receivables, loans and loan guarantees relating to customers in the hog industry.

Swine Purchase Commitments and Swine Operations: To capitalize on the consolidation of the hog industry, the Company implemented a strategy that was expected to result in control over the feeding of approximately six million market hogs over the next four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at December 31, 1998 the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 7.7 million feeders over the next nine years through 2007. Approximately 30% of these commitments are at fixed prices whereas the other 70% vary based on current or published futures prices. The net purchase commitment of 7.7 million feeders represents gross commitments of approximately 9.8 million feeders less 2.1 million of which have contractually been sold. The Company's net position for the next four years through 2002 is approximately 4.6 million feeders.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 1.6 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At December 31, 1998 and 1997, the Company had $10.3 million and $5.5 million, respectively, in direct ownership of hogs.

Hog market prices have decreased drastically during 1998. Prices for end products for December 1998 have fallen 65% from one year ago.
Furthermore, the overall decrease for 1998 approximated 52%.

Based on published market prices at December 31, 1998, the Company's net commitment to purchase the 7.7 million feeders totals approximately $250 million. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company-owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15 million and $20 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings and cash flows.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company rents certain transportation vehicles, warehouses and operating facilities under various operating leases, many of which contain renewal or purchase options. Rent expense was $3.1 million, $1.0 million, $4.0 million and $3.3 million for the periods March 13, 1998 to December 31, 1998 and January 1, 1998 to March 12, 1998 and for the years ended December 31, 1997 and 1996, respectively.

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year consist of the following at December 31, 1998 (in thousands):

                                                        OPERATING
                                                         LEASES
                                                     -------------
         1999                                           $ 3,896
         2000                                             3,211
         2001                                             2,494
         2002                                             2,075
         2003                                             1,713
         Thereafter                                       3,739
            Total minimum lease payments                $17,128
                                                     -------------

Litigation: The Company, in the ordinary course of business, is engaged in various litigation and other proceedings principally relating to product claims. The ultimate liability with respect to such litigation and proceedings cannot be determined at this time. The Company is of the opinion that the aggregate amount of any such liabilities will not have a material impact on its financial position or results of operations.

14.  ACQUISITION COSTS

Included in general and administrative expenses for the period January 1, 1998 to March 12, 1998 are $15.9 million in non-recurring expenses related to the Merger. These costs relate to compensation paid to management of the Company and the $13.5 million in Merger Consideration paid to holders of options and stock rights units.

15.  TRANSACTIONS WITH AFFILIATES

In the ordinary course of business, the Company contracts with Koch Industries for various administrative and support services. For the period ended December 31, 1998 the total fees incurred in connection with such services amounted to $2.5 million. In the opinion of management, such fees were reasonable. The Company also entered into an exclusive commodity purchasing agreement with Koch Agriculture's Nutrient Services division commencing May 1, 1998. For the period ended December 31, 1998, the Company purchased $395.7 million in commodities from Koch Agriculture's Nutrient Services division.

At December 31, 1998, accounts payable-affiliate consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services, monthly payroll costs and accounts payable to Koch Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $15.5 million. The total amount due for purchases of commodities amounted to $26.8 million.

16.  SUBSEQUENT EVENTS

On February 4, 1999 the Company amended its Credit Agreement with the
syndicate of lenders effective December 31, 1998.   The amendment
increases the interest rates on the Revolving Credit Facility and Tranche A Term Loan by 0.75% for bank prime rate and Eurodollar rate loans and increases the interest rates on the Tranche B Term Loan by 1.00% for bank prime rate and Eurodollar rate loans. The amendment also changed the computation of certain financial covenants for the period December 31, 1998 to March 31, 2001 to account for changes in the Company's financial condition as of December 31, 1998 and added a covenant limiting the annual losses related to the Company's swine exposure.

The Company entered into a fixed rate swap agreement on February 26, 1999 effective March 31, 1999 for a portion of the Term Loan. The Company pays a fixed rate of 5.6% on the outstanding notional principal and receives the three month Eurodollar rate. The Company entered into the agreement to mitigate interest rate risk associated with its floating rate debt.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors and executive officers of the Company as of March 15, 1999. All directors have been appointed to serve for the ensuing year and until their successors have been duly elected and qualified or their prior removal or resignation. All officers have been appointed to serve until their retirement, removal or resignation.

           NAME             AGE                       POSITION                        YEARS WITH
           ----             ---                       --------                        ----------
PURINA MILLS
Dean E. Watson               40        President and Chief Executive Officer             <F*>
Arnold E. Sumner             50        Executive Vice President and
                                         Chief Operating Officer                           27
Brad J. Kerbs                51        Executive Vice President                            27
Darrell D. Swank             35        Chief Financial Officer                              1
Rick L. Bowen                46        Vice President                                      14
Duncan M. Highmark           50        Vice President                                      28
Del G. Meinz                 51        Vice President, Treasurer &
                                         Controller                                        11
David G. Kabbes              36        Assistant Secretary                               <F*>
Mark S. Chenoweth            41        Vice President, America's Country Store             12
Scott Cavey                  34        Vice President, Commercial Dairy                  <F*>
Brad D. Schu                 41        Vice President, National Retail Sales               19
Danny L. Williams            55        Vice President, Beef                                26
Glenn W. Shields             46        Vice President, Swine & Poultry Nutrition           24
David R. Hoogmoed            42        Vice President, Swine Operations                    19
Jeff A. Speer                32        Vice President, Operations                           1
Jeff Gough                   35        Vice President, Human Resources                   <F*>
Jim R. Emanuelson            40        Vice President, Information Services              <F*>
James M. Dumler              38        Director                                            --
Timothy A. Durkin            47        Director                                            --
Dick E. Knudson              48        Director                                            --
---------------------------------------------------------------------------------------------------

   <F*>Less than one year of service

Mr. Watson was appointed President and Chief Executive Officer on January 1, 1999. Prior to his appointment, he was Vice President-Agriculture of Koch Industries since March 1997 and President of Koch Agriculture since April 1995. He joined Koch Industries in 1982 and has served in various management positions including President of Koch Nitrogen Company.

Mr. Sumner has been Executive Vice President and Chief Operating Officer since January 1, 1998. He joined the Company in 1971 and has served in various positions, including Area Controller, Regional Pricing Manager, Director of Operations, Eastern Regional Vice President, Western Regional Vice President, Vice President, Control, Vice President, National Region and Vice President and General Manager, Central Region.

Mr. Kerbs has been Executive Vice President since August 1998. He joined the Company in 1972 and has served in various positions including most recently General Manager, Specialty.

Mr. Swank has been Chief Financial Officer of the Company since April 3, 1998. Prior to his appointment, he was Chief Financial Officer of Koch Agriculture, a position he held since January 1997. Before joining Koch Agriculture, he was a management consultant with Deloitte & Touche Consulting.

Mr. Bowen has been Vice President of the Company since October 1995. He joined the Company in 1984 and has served in various positions including Manager Financial Services, District Manager, Division Sales Manager, Region Director of Pricing and Area General Manager.

Mr. Highmark has been Vice President of the Company since March 1993. He joined the Company in 1970 and has served in various management positions, including Business Group Director, Dairy and Beef, Regional Sales Manager, Regional Pricing Director and Division Sales Manager.

Mr. Meinz has been Vice President, Treasurer & Controller of the Company since August 1998. He joined the Company in February 1988 as Director of Taxes and was promoted to Controller in September 1993.

Mr. Kabbes was appointed Assistant Secretary on March 1, 1999. Prior to joining the Company he was lead attorney for Koch Industries agriculture companies. Prior to joining Koch Industries in July 1997, he was a partner in the Chicago, IL law firm of Schiff Hardin & Waite.

Mr. Chenoweth has been Vice President of America's Country Store since August 1998. He joined the Company in 1987 and has served in various positions, including Marketing Research, Marketing Sales & Analysis, Branded Meats Marketing Manager, Retail Specialty Marketing Manager and Director, Retail Business Development of America's Country Store.

Mr. Cavey has been Vice President, Commercial Dairy of the Company since August 1998. Prior to his appointment, he was President of Koch Feed Products Division of Koch Agriculture. Before joining Koch Agriculture in 1996 he was Sales Manager at Manna Pro.

Mr. Schu has been Vice President, National Retail Sales of the Company since August 1998. He joined the Company in 1981 and has served in various positions, including most recently Director, Retail Specialty Business Group.

Dr. Williams has been Vice President, Beef of the Company since February 1999. He joined the Company in 1973 and has held various positions including Manager of Beef Research and Technical Services, Director of Beef Cattle Research and most recently Director of the Beef Business Group.

Mr. Shields has been Vice President, Swine & Poultry Nutrition of the Company since August 1998. He joined the Company in July 1974 and has served in various positions in manufacturing, sales management, general management, distribution and marketing of dairy, swine and poultry business, including most recently Director, Hog and Poultry Business Group.

Mr. Hoogmoed has been Vice President, Swine Operations of the Company since August 1998. He joined the Company in 1979 and has served in various positions including District Manager, Division Sales Manager, Regional Director of Sales and Marketing, Area General Manager, and most recently Central Region Vice President.

Mr. Speer has been Vice President, Operations since April 1998. Prior to his appointment, he held various positions within Koch Industries including Vice President Operations for its Canadian operations.

Mr. Gough has been Vice President, Human Resources since June 1998. Prior to his appointment, he has held various positions at Koch
Industries including Acquisitions Integration Manager, Manager of Human Resources - Koch Refining Company and Manager of Refined Products
Accounting.  Mr. Gough joined Koch Industries in 1985.

Mr. Emanuelson has been Vice President, Information Services since July 1998. Prior to joining the Company, he was with Compaq Computer
Corporation for seven years where he held various positions including Director of Corporate Manufacturing Systems.

Mr. Dumler is Executive Vice President, Corporate Finance for Koch Industries and a Board Member of Purina since March 1999. He joined Koch Industries in 1989 and has served in management positions including Vice President, Chemicals Group and CFO Gas Liquids Group.

Mr. Durkin is Director, Corporate Services & Projects for Koch Industries and a Board Member of Purina since March 1999. He joined Koch Industries in 1982 serving in various operating and marketing capacities, including several operating Vice President roles and President of the former Minerals Division.

Mr. Knudson has been Group Controller for Koch Industries Agriculture Group since November 1998 and a Board Member of Purina since March 1999. He joined Koch Industries in 1980 and has held various financial management positions including Assistant Controller for Koch Industries as well as Group controller for Koch Refining, Koch Energy and Koch Chemical.

There are no family relationships between any of the above named executive officers and directors.

COMPENSATION OF DIRECTORS

The Directors, who are employees of Koch Industries, do not receive any compensation for Board service.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the compensation paid for the years ended December 31, 1998, 1997, and 1996 to the Chief Executive Officer and the four most highly compensated executive officers of the Company (the "Named Executive Officers") for the services rendered to the Company.

                                           SUMMARY COMPENSATION TABLE <F1>

                                                                               LONG-TERM COMPENSATION
                                                                      -----------------------------------------
                                                ANNUAL COMPENSATION           AWARDS               PAYOUTS
                                             ------------------------------------------------------------------
                                                                                                                     ALL OTHER
                                                                       SECURITIES UNDERLYING         LTIP             COMPEN-
          NAME AND                             SALARY          BONUS       OPTIONS/SARS           PAYOUTS<F2>        SATION<F3>
     PRINCIPAL POSITION            YEAR          ($)            ($)            (#)                    ($)               ($)
-------------------------------------------------------------------------------------------------------------------------------
D. L. Abbott<F4>                   1998        284,350        122,083           --                  785,700           650,286
Former President and Chief         1997        303,750        115,785          470                       --             8,622
Executive Officer                  1996        285,000         71,700          485                       --             9,124

A. E. Sumner                       1998        200,000         50,000           --                  305,100           227,830
Executive Vice President and       1997        162,400         37,944          155                       --             8,622
Chief Operating Officer            1996        158,800         39,520          160                       --             9,124

D. M. Highmark                     1998        139,050         46,500           --                  305,100           177,691
Vice President                     1997        134,325         38,595          155                       --             8,622
Research & Marketing               1996        132,300         28,981          160                       --             9,124

P. L. Mooneyham<F5>                1998        132,200         40,000           --                  199,800           173,084
Former Vice President & General    1997        129,477         33,331          140                       --             8,622
Manager, Southern Region           1996        119,645         37,190          130                       --             9,124

J. T. Zerbe<F6>                    1998        131,600         46,500           --                  199,800           148,023
Former Vice President & General    1997        128,827         46,500          140                       --             8,622
Manager, Eastern Region            1996        124,095         26,434          130                       --             9,124
-------------------------------------------------------------------------------------------------------------------------------

<F1> Although the Named Executive Officers received limited
     perquisites, such as reimbursement of deductible and co-payment amounts under the Company's health plans and costs of annual physical examinations, the value of such perquisites received by any of the Named Executive Officers did not exceed the lesser of $50,000 or 10% of the salary and bonus reported.

<F2> Long-term incentive plan payouts represent the Merger
     Consideration received upon the cancellation of all outstanding stock rights units issued under the 1995 Plan. At the time of the Merger, (x) each stock rights unit to purchase shares of Holdings common stock granted under any stock plan outstanding immediately prior to the Merger was canceled, whether or not then exercisable, and (y) each stock rights unit was exchanged for payment from Holdings equal to the product of (1) the total number of shares of Holdings common stock subject to such stock rights unit and (2) the Merger Consideration payable in cash immediately following the Merger.

<F3> All Other Compensation in 1996 and 1997 for all individuals represents matching payments made by the Company under the Company's 401(k) Savings Investment Plan plus discretionary contributions to the ESOP and allocated to the participants during the year. The amount for 1998 represents the sum of matching payments made by the Company under the Company's 401(k) Savings Investment Plan, the cash bonus received in lieu of Options or Stock Rights Units for 1997 under Holdings long-term incentive plan and the cash bonus received in recognition of past service and contribution in connection with the consummation of the Merger. Also, Mr. Abbott's 1998 All Other Compensation includes a cash payment made in connection with the renegotiation of his employment contract in September 1998.

<F4> Mr. Abbott resigned as President and Chief Executive Officer effective December 31, 1998.

<F5> Mr. Mooneyham resigned effective March 1, 1999.

<F6> Mr. Zerbe resigned effective December 31, 1998.

No stock options or stock appreciation rights were granted by the Company in 1998. The following table summarizes the value of the outstanding options exercised by the Named Executive Officers during the fiscal year ended December 31, 1998 and the value of outstanding options held by the Named Executive Officers as of December 31, 1998.

                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                    FY-END OPTION/SAR VALUES

                                                                                          NUMBER OF
                                                                                      SECURITIES UNDER-
                                                                                      LYING UNEXERCISED
                                                                                       OPTIONS/SARS AT
                                                                                      DECEMBER 31, 1998
                                                                                             (#)

                               SHARES ACQUIRED                                           EXERCISABLE/
      NAME                     ON EXERCISE (#)             VALUE REALIZED ($)           UNEXERCISABLE
  -------------------------------------------------------------------------------------------------------
  D. L. Abbott                      1,455                       384,950                     --/--

  A. E. Sumner                        565                       155,900                     --/--

  D. M. Highmark                      565                       155,900                     --/--

  P. L. Mooneyham                     470                       138,700                     --/--

  J. T. Zerbe                         370                        94,700                     --/--

At the time of the Merger, (x) each employee option to purchase shares of Holdings common stock granted under any stock option or stock purchase plan, program or arrangement of Holdings outstanding immediately prior to the Merger was canceled, whether or not then exercisable, and (y) each option having an exercise price of less than the Merger Consideration was exchanged for a cash payment from Holdings equal to the product of (1) the total number of shares of Holdings common stock subject to such option and (2) the excess of the Merger Consideration over the exercise price per share of Holdings common stock subject to such option.

The Stock Plans terminated at the time of the Merger and no holder of an option nor any participant in any Stock Plan has any right thereunder to acquire equity securities of the Company, Holdings, or Koch Agriculture or its parent corporation or any of their subsidiaries.

PENSION PLANS

Prior to the Acquisition, the Company maintained a noncontributory, qualified Defined Benefit Pension Plan in which generally all salaried employees of the Company participated. The Company also maintains a nonqualified, unfunded supplemental executive retirement plan that provides highly paid employees with the portion of their retirement benefits not permitted to be paid from the Defined Benefit Pension Plan due to limitations imposed by the Internal Revenue Code of 1986 and compensation deferral elections. The following table sets forth the estimated annual retirement benefits payable under the Defined Benefit Pension Plan and the related supplemental executive retirement plan (collectively, the "Pension Plans") in the specified final average pay and years of service classifications.

                                           PENSION PLAN TABLE
                                            YEARS OF SERVICE

  FINAL
 AVERAGE
   PAY                            15                20                25                30                35
----------------------------------------------------------------------------------------------------------------
$100,000                       $19,728          $ 26,305          $ 32,881          $ 39,457          $ 46,033
 150,000                        30,228            40,305            50,381            60,457            70,533
 200,000                        40,728            54,305            67,881            81,457            95,033
 250,000                        51,228            68,305            85,381           102,457           119,533
 300,000                        61,728            82,305           102,881           123,457           144,033
 350,000                        72,228            96,305           120,381           144,457           168,533
 400,000                        82,728           110,305           137,881           165,457           193,033

Final average pay is an average of a participant's highest five consecutive years of compensation earned during the last 10 years covered by the Pension Plans. Compensation covered by the Pension Plans consists of base salary and bonuses. Covered compensation for the Named Executive Officers is generally the same as that shown in the "annual compensation" columns of the Summary Compensation Table. The estimated credited years of service for each of the Named Executive Officers under the Pension Plans is as follows: Mr. Abbott, 20 years; Mr. Sumner,
21 years; and Mr. Highmark, 23 years; Mr. Mooneyham, 28 years; and Mr. Zerbe, 26 years.

Benefits are computed on the basis of a five-year certain and life annuity and reflect deductions for social security and other offset amounts.

All benefit accruals under the Pension Plans described above ceased upon completion of the Acquisition. The Company has no further liability in connection with the funding of the Defined Benefit Pension Plan. The previous owner has retained sponsorship of the Defined Benefit Pension Plan and the responsibility to pay all benefits that become due thereunder. The Company sponsors the supplemental executive retirement plan and the responsibility to pay all benefits that become due thereunder.

As of June 1, 1998, employees not covered by a collective bargaining agreement are eligible to participate in the Koch Industries Employees' Pension Plan, a defined benefit pension plan. Koch Industries also maintains an unfunded, supplemental executive retirement plan that provides highly paid employees with the portion of their retirement benefits not permitted to be paid from the Koch Industries Employees' Pension Plan due to limitations imposed by the Internal Revenue Code of 1986, as amended. Benefits under these plans will accrue only with respect to service after March 1998. However, eligible employees with five or more years of service with PMI and Koch Industries will be vested in the benefits accrued under the plan. The following table sets forth the estimated annual retirement benefits payable under the Koch Industries Employees' Pension Plan and the related supplemental executive retirement plan (collectively, the "Koch Pension Plans") in the specified final average pay and years of service classifications.

                                                               PENSION PLAN TABLE
                                                                YEARS OF SERVICE
                                 -------------------------------------------------------------------------------
   FINAL
AVERAGE PAY                        15                20                25                30                35
-----------                      -------          --------          --------          --------          --------
 $100,000                        $18,750          $ 25,000          $ 31,250          $ 37,500          $ 43,750
  150,000                         28,125            37,500            46,875            56,250            65,625
  200,000                         37,500            50,000            62,500            75,000            87,500
  250,000                         46,875            62,500            78,125            93,750           109,375
  300,000                         56,250            75,000            93,750           112,500           131,250
  350,000                         65,625            87,500           109,375           131,250           153,125
  400,000                         75,000           100,000           125,000           150,000           175,000


Final average pay is an average of a participant's highest three years of compensation earned during the last 10 years covered by the Koch
Pension Plans. Compensation covered by the Koch Pension Plans consists of base salary. Covered compensation for the Named Executive Officers is generally the same as that shown in the "salary" column of the Summary Compensation Table. Years of service includes service after March 1998. At this time the Named Executive Officers have less than one year credited years of service under the Koch Pension Plans.



Capital Accumulation Plan.  The Company has maintained a Capital
Accumulation Plan (the "CAP") for key employees. Whether the CAP was offered in any given year was decided annually. If it was determined to offer the CAP, an employee relations committee chose those employees eligible to participate in the CAP. Each selected key employee could elect to defer all or a portion of the annual bonus that participant was entitled to receive. The minimum amount of a participant's deferral was $2,000, and the maximum amount was the participant's annual bonus. The benefits payable under the CAP are comprised of termination, death and retirement benefits. All benefits are unfunded and the Company has purchased life insurance on the lives of the participants. See Note 9 of Notes to Consolidated Financial Statements.

The deferral option under the CAP has not been offered since the Acquisition. However, the Company has retained the CAP and the responsibility to pay all benefits due thereunder. The amount of a participant's "Annual Retirement Income Benefit" under the CAP is dependent upon the amount of the participant's deferral, the participant's age on the effective date of the deferral and the participant's age at the time of termination of employment. The estimated annual benefits payable under the CAP to the Named Executive
Officers upon retirement at the normal retirement age of 65 are as follows: Mr. Abbott, $211,047; Mr. Sumner, $124,247; Mr. Highmark,
$72,772; Mr. Mooneyham, $28,134; and Mr. Zerbe, $39,569.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The Company is a wholly owned subsidiary of Holdings, which as a result of the Merger is a wholly owned subsidiary of Koch Agriculture.
Holdings does not have any material assets other than the stock of the Company. Koch Agriculture is a wholly owned subsidiary of Koch
Industries. In addition, pursuant to rules adopted by the Commission under the Exchange Act, each of Messrs. Charles Koch and David Koch my be deemed to beneficially own the shares of capital stock of the Company beneficially owned by Koch Industries. The address of Koch Agriculture and Koch Industries is 4111 E. 37th Street North, Wichita, KS 67220.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN INTERESTS IN THE ACQUISITION

Pursuant to a master procurement agreement, dated as of the May 1, 1998
(the "Supply Agreement"), between Koch Nutrient Services, a division of
Koch Agriculture and the Company, Koch Nutrient Services supplies the
Company with all of its requirements for feed ingredients and feed packaging materials to be used at the Company's feed milling facilities.
The price of feed ingredients purchased by the Company under the Supply
Agreement is equal to the spot market value for the particular ingredient less a discount to be agreed upon annually between the Company and Koch Agriculture. For three specific feed ingredients
(corn, wheat middlings and soybean meal), which the Company expects will comprise approximately half of the feed ingredients it will purchase under the Supply Agreement, the spot market value cannot exceed an amount tied to a formula based on price quotations prevailing in the market and reported in an industry publication. The discount applicable to the first year of the Supply Agreement is $3.50 per ton. The price of packaging materials purchased by the Company under the Supply
Agreement is equal to Koch Nutrient Services' cost.  The Supply
Agreement commenced on May 1, 1998 and will have an initial term of five years, after which it will renew automatically for additional one-year terms until canceled by either party. The Supply Agreement can be terminated by either party (i) under certain circumstances relating to Koch Industries and its affiliates no longer controlling a majority of the Company's common stock, (ii) if the parties are unable to negotiate the discount or (iii) if the other party breaches its obligations under the Supply
Agreement.

In the ordinary course of business, the Company contracts with Koch
Industries for various administrative and support services. For the period ended December 31, 1998 the total fees incurred in connection with such services amounted to $2.5 million. In the opinion of management, such fees were reasonable.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  List of documents filed as part of this Report:

     (1) Financial statements: Item 8 of this report lists certain consolidated financial statements of Purina Mills.

     (2)  Financial statement schedules:


   SCHEDULE                                                  PAGE
    NUMBER                   DESCRIPTION                    NUMBER
--------------------------------------------------------------------
     II     Condensed Valuation and Qualifying Accounts       76


Schedules other than those listed above have been omitted either because the required information is contained in notes to the consolidated financial statements or because such schedules are not required or are not applicable.

PAGE>

(3) Exhibits:


  EXHIBIT                                                                   PAGE NUMBER OR
  NUMBER                     DESCRIPTION                             INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
    3.1     Certificate of Incorporation of Purina Mills, Inc.    Filed as Exhibit 3.1 to the
                                                                  Registration Statement on Form S-4 of
                                                                  Purina Mills, Inc., Registration No.
                                                                  333-53865 and incorporated herein by
                                                                  reference

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

    4.1     Indenture, dated as of March 12, 1998, between        Filed as Exhibit 4.1 to the
            Purina Mills, Inc., as issuer, and The First          Registration Statement on
            National Bank of Chicago, as trustee, relating to     Form S-4 of Purina Mills,
            the Notes (the "Indenture")                           Inc., Registration No.
                                                                  333-53865 and incorporated herein by
                                                                  reference

    4.2     Form of 9% Senior Subordinated Note due 2010 of       Filed as Exhibit 4.2 to the
            Purina Mills, Inc. (the "New Notes") (included as     Registration Statement on
            Exhibit A of the Indenture filed as Exhibit 4.1)      Form S-4 of Purina Mills,
                                                                  Inc., Registration No. 333-53865 and
                                                                  incorporated herein by reference

    4.3     Credit Agreement, dated as of March 12, 1998,         Filed as Exhibit 4.3 to the
            among Purina Mills, Inc., Chase Bank of Texas,        Registration Statement on Form
            National Association, as Administrative Agent,        S-4 of Purina Mills, Inc.,
            and the other financial institutions parties          Registration No. 333-53865
            thereto                                               and incorporated herein by
                                                                  reference

    4.4     Form of Guarantee and Collateral Agreement,           Filed as Exhibit 4.4 to the
            dated March 12, 1998, among Purina Mills, Inc.,       Registration Statement on Form
            the subsidiary guarantors of Purina Mills, Inc.       S-4 of Purina Mills, Inc.,
            that are signatories thereto and Chase Bank of        Registration No. 333-53865 and
            Texas, National Association                           incorporated herein by
                                                                  reference

    4.5     PM Holdings Security Agreement, dated March 12,       Filed as Exhibit 4.5 to the
            1998, between PM Holdings Corporation and Chase       Registration Statement on Form
            Bank of Texas, National Association                   S-4 of Purina Mills, Inc.,
                                                                  Registration No. 333-53865 and
                                                                  incorporated herein by reference

    4.6     PM Holdings Guaranty, dated March 12, 1998,           Filed as Exhibit 4.6 to the
            between PM Holdings Corporation and Chase Bank of     Registration Statement on Form
            Texas, National Association                           S-4 of Purina Mills, Inc.,
                                                                  Registration No. 333-53865 and
                                                                  incorporated herein by reference



  EXHIBIT                                                                   PAGE NUMBER OR
  NUMBER                     DESCRIPTION                             INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
    4.7     Registration Rights Agreement, dated as of March      Filed as Exhibit 4.7 to the
            12, 1998, by and among Purina Mills, Inc. and the     Registration Statement on Form
            Initial Purchasers listed therein, relating to the    S-4 of Purina Mills, Inc.,
            Notes                                                 Registration No. 333-53865 and
                                                                  incorporated herein by reference

  4.8<F*>   First Amendment dated as of December 31, 1998, to
            Credit Agreement, dated March 12, 1998, among
            Purina Mills, Inc., Chase Bank of Texas, National
            Association, as Administrative Agent, and the other financial institutions parties thereto

    10.1    Employment Agreement, dated as of November 18, 1997,  Filed as Exhibit 10.1 to the
            between Purina Mills, Inc. and David L. Abbott, and   Registration Statement on Form
            amendment thereto, dated as of March 11, 1998         S-4 of Purina Mills, Inc.,
                                                                  Registration No. 333-53865 and
                                                                  incorporated herein by reference

    10.2    Form of Purina Mills, Inc. Discretionary Capital      Filed as Exhibit 10.2 to the
            Accumulation Plan for Key Employees                   Registration Statement on Form
                                                                  S-4 of Purina Mills, Inc., Registration
                                                                  No. 333-53865 and incorporated herein
                                                                  by reference

    10.3    Purina Mills, Inc./PM Holdings Corporation            Filed as Exhibit 10.3 to the
            Severance Program for Key Employees, as amended       Registration Statement on Form
            and restated effective January 9, 1998                S-4 of Purina Mills, Inc.,
                                                                  Registration No. 333-53865 and
                                                                  incorporated herein by reference

    10.4    Purina Mills, Inc. Supplemental Executive             Filed as Exhibit 10.4 to the
            Retirement Plan, effective as of January 1, 1998      Registration Statement on Form
                                                                  S-4 of Purina Mills, Inc., Registration
                                                                  No. 333-53865 and incorporated herein
                                                                  by reference

    10.5    Koch Industries, Inc. Supplemental Executive          Filed as Exhibit 10.5 to the
            Retirement Plan, effective as of May 9, 1994          Registration Statement on Form
                                                                  S-4 of Purina Mills, Inc., Registration
                                                                  No. 333-53865 and incorporated herein
                                                                  by reference

    10.6    Sub-Group Tax Sharing Agreement, dated March 12,      Filed as Exhibit 10.6 to the
            1998, between PM Holdings Corporation and each of     Registration Statement on Form
            its subsidiaries listed therein                       S-4 of Purina Mills, Inc.,
                                                                  Registration No. 333-53865 and
                                                                  incorporated herein by reference

    10.7    Parent Tax Sharing Agreement, dated March 12,         Filed as Exhibit 10.7 to the
            1998, between Koch Industries, Inc. and PM            Registration Statement on Form
            Holdings Corporation                                  S-4 of Purina Mills, Inc.,
                                                                  Registration No. 333-53865 and
                                                                  incorporated herein by reference


  EXHIBIT                                                                   PAGE NUMBER OR
  NUMBER                     DESCRIPTION                             INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
    10.8    Jet-Pro License Agreement between Purina Mills,       Filed as Exhibit 10.8 to the
            Inc. and Koch Feed Company, dated March 12, 1998      Registration Statement on Form
                                                                  S-4 of Purina Mills, Inc., Registration
                                                                  No. 333-53865 and incorporated herein
                                                                  by reference

    10.9    Koch Agriculture Supply Agreement between Purina      Filed as Exhibit 10.9 to the
            Mills, Inc. and Nutrition Supply and Trading, a       Registration Statement on Form
            division of Koch Agriculture Company, dated March     S-4 of Purina Mills, Inc.,
            12, 1998                                              Registration No. 333-53865 and
                                                                  incorporated herein by reference

   10.10    License Agreement dated October 1, 1986 between       Filed as Exhibit 10.10 to the
            Ralston Purina Company and Purina Mills, Inc.         Registration Statement on
                                                                  Form S-4 of Purina Mills, Inc.,
                                                                  Registration No. 333-53865 and
                                                                  incorporated herein by reference

   10.11    Employment Agreement dated as of September 18,        Filed as Exhibit 10.11 to the
            1998, between Purina Mills, Inc. and David L.         Quarterly Report for the
            Abbott                                                quarterly period ended
                                                                  September 30, 1998 on Form 10-Q of
                                                                  Purina Mills, Inc. Registration No.
                                                                  333-53865 and incorporated herein by
                                                                  reference

  27.1<F*>  Financial Data Schedule

---------------
<F*> Filed herewith

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended
     December 31, 1998.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PURINA MILLS, INC.


Date:  March 29, 1999       /s/Del G. Meinz
                            ---------------
                            Del G. Meinz
                            Vice President, Controller & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                     DATE                             POSITION
     ---------                     ----                             --------

/s/ Dean E. Watson            March 29, 1999             President and Chief Executive Officer
--------------------------


/s/ Darrell D. Swank          March 29, 1999             Chief Financial Officer
--------------------------



                                                         Vice President, Controller & Treasurer
/s/ Del G. Meinz              March 29, 1999             (principal accounting officer)
--------------------------



/s/ Dick E. Knudson           March 29, 1999             Director
--------------------------



/s/ Jim M. Dumler             March 29, 1999             Director
--------------------------



/s/ Tim A. Durkin             March 29, 1999             Director
--------------------------

                                        EXHIBIT INDEX
  EXHIBIT                                                                     PAGE NUMBER OR
  NUMBER                        DESCRIPTION                             INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
    3.1        Certificate of Incorporation of Purina Mills, Inc.    Filed as Exhibit 3.1 to the
                                                                     Registration Statement on Form S-4
                                                                     of Purina Mills, Inc., Registration
                                                                     No. 333-53865 and incorporated
                                                                     herein by reference

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

    4.1        Indenture, dated as of March 12, 1998, between        Filed as Exhibit 4.1 to the
               Purina Mills, Inc., as issuer, and The First          Registration Statement on
               National Bank of Chicago, as trustee, relating to     Form S-4 of Purina Mills,
               the Notes (the "Indenture")                           Inc., Registration No. 333-53865
                                                                     and incorporated herein by reference

    4.2        Form of 9% Senior Subordinated Note due 2010 of       Filed as Exhibit 4.2 to the
               Purina Mills, Inc. (the "New Notes") (included as     Registration Statement on
               Exhibit A of the Indenture filed as Exhibit 4.1)      Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-53865 and
                                                                     incorporated herein by reference

    4.3        Credit Agreement, dated as of March 12, 1998,         Filed as Exhibit 4.3 to the
               among Purina Mills, Inc., Chase Bank of Texas,        Registration Statement on
               National Association, as Administrative Agent,        Form S-4 of Purina Mills,
               and the other financial institutions parties          Inc., Registration No. 333-53865
               thereto                                               and incorporated herein by reference

    4.4        Form of Guarantee and Collateral Agreement,           Filed as Exhibit 4.4 to the
               dated March 12, 1998, among Purina Mills, Inc.,       Registration Statement on
               the subsidiary guarantors of Purina Mills, Inc.       Form S-4 of Purina Mills,
               that are signatories thereto and Chase Bank of        Inc., Registration No. 333-53865
               Texas, National Association                           and incorporated herein by reference

    4.5        PM Holdings Security Agreement, dated March 12,       Filed as Exhibit 4.5 to the
               1998, between PM Holdings Corporation and Chase       Registration Statement on
               Bank of Texas, National Association                   Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-53865 and
                                                                     incorporated herein by reference

  EXHIBIT                                                                     PAGE NUMBER OR
  NUMBER                        DESCRIPTION                             INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
    4.6        PM Holdings Guaranty, dated March 12, 1998,           Filed as Exhibit 4.6 to the
               between PM Holdings Corporation and Chase Bank        Registration Statement on
               of Texas, National Association                        Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-53865 and
                                                                     incorporated herein by reference

    4.7        Registration Rights Agreement, dated as of March      Filed as Exhibit 4.7 to the
               12, 1998, by and among Purina Mills, Inc. and the     Registration Statement on
               Initial Purchasers listed therein, relating to the    Form S-4 of Purina Mills,
               Notes                                                 Inc., Registration No. 333-53865
                                                                     and incorporated herein by reference

  4.8<F*>      First Amendment dated as of December 31, 1998, to
               Credit Agreement, dated March 12, 1998, among
               Purina Mills, Inc., Chase Bank of Texas, National
               Association, as Administrative Agent, and the other financial institutions parties thereto

    10.1       Employment Agreement, dated as of November 18, 1997,  Filed as Exhibit 10.1 to
               between Purina Mills, Inc. and David L. Abbott, and   the Registration Statement
               amendment thereto, dated as of March 11, 1998         on Form S-4 of Purina
                                                                     Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

    10.2       Form of Purina Mills, Inc. Discretionary Capital      Filed as Exhibit 10.2 to
               Accumulation Plan for Key Employees                   the Registration Statement
                                                                     on Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

    10.3       Purina Mills, Inc./PM Holdings Corporation            Filed as Exhibit 10.3 to
               Severance Program for Key Employees, as amended       the Registration Statement
               and restated effective January 9, 1998                on Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

    10.4       Purina Mills, Inc. Supplemental Executive             Filed as Exhibit 10.4 to
               Retirement Plan, effective as of January 1, 1998      the Registration Statement
                                                                     on Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

    10.5       Koch Industries, Inc. Supplemental Executive          Filed as Exhibit 10.5 to
               Retirement Plan, effective as of May 9, 1994          the Registration Statement
                                                                     on Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

    10.6       Sub-Group Tax Sharing Agreement, dated March          Filed as Exhibit 10.6 to
               12, 1998, between PM Holdings Corporation and         the Registration Statement
               each of its subsidiaries listed therein               on Form S-4 of Purina
                                                                     Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference



  EXHIBIT                                                                     PAGE NUMBER OR
  NUMBER                        DESCRIPTION                             INCORPORATION BY REFERENCE TO
-------------------------------------------------------------------------------------------------------
    10.7       Parent Tax Sharing Agreement, dated March 12,         Filed as Exhibit 10.7 to
               1998, between Koch Industries, Inc. and PM            the Registration Statement
               Holdings Corporation                                  on Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

    10.8       Jet-Pro License Agreement between Purina Mills,       Filed as Exhibit 10.8 to
               Inc. and Koch Feed Company, dated March 12, 1998      the Registration Statement
                                                                     on Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

    10.9       Koch Agriculture Supply Agreement between Purina      Filed as Exhibit 10.9 to
               Mills, Inc. and Nutrition Supply and Trading, a       the Registration Statement
               division of Koch Agriculture Company, dated March     on Form S-4 of Purina Mills, Inc.,
               12, 1998                                              Registration No. 333-53865 and
                                                                     incorporated herein by reference

   10.10       License Agreement dated October 1, 1986 between       Filed as Exhibit 10.10 to
               Ralston Purina Company and Purina Mills, Inc.         the Registration Statement
                                                                     on Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

   10.11       Employment Agreement dated as of September 18,        Filed as Exhibit 10.11 to
               1998, between Purina Mills, Inc. and David L.         the Quarterly Report for
               Abbott.                                               the quarterly period ended
                                                                     September 30, 1998 on Form 10-Q of
                                                                     Purina Mills, Inc. Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  27.1<F*>     Financial Data Schedule

-----------
<F*> Filed herewith

                                                          SCHEDULE II



                          PURINA MILLS, INC. AND SUBSIDIARIES

                     CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                (DOLLARS IN THOUSANDS)
                                                           ADDITIONS
                                                          CHARGED TO
                                            BEGINNING      COSTS AND                   ENDING
CLASSIFICATION                                DATE         EXPENSES    DEDUCTIONS     BALANCE
----------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts:          $7,595         $2,542     $2,266<F1>      $7,871
                                            --------------------------------------------------

Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts:          $7,871         $1,106     $2,438<F1>      $6,539
                                            --------------------------------------------------

Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts:
      Period ended March 12, 1998:           $6,539         $  155     $  117<F1>      $6,577

      March 13, 1998 to
         December 31, 1998:                  $6,577         $3,382     $  915<F1>      $9,044
----------------------------------------------------------------------------------------------

<F1> Uncollectible accounts written off, net of recoveries.