Form 10-Q
period 1999-03-31
PURINA MILLS INC
filed 1999-05-13
CIK 913437

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q
     (Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X  No
                           ---   ---

                         Page 1 of 28 pages

                         PURINA MILLS, INC.

                         Table of Contents
                 Form 10-Q for the Quarterly Period
                        Ended March 31, 1999

                                                               Page
                                                               ----
PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 1999
            and December 31,1998                                 3

            Consolidated Statements of Operations for
            the three months ended March 31, 1999, the
            nineteen day period ended March 31, 1998,
            and the seventy-one day period ended
            March 12, 1998                                       4

            Consolidated Statements of Cash Flows for
            the three months ended March 31, 1999, the
            nineteen day period ended March 31, 1998,
            and the seventy-one day period ended
            March 12, 1998                                       5

            Notes to Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          14

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk                                            21

PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                       22

SIGNATURE                                                       25

PURINA MILLS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                 DECEMBER 31, 1998
                                                                                  (DERIVED FROM
                                                                                 AUDITED FINANCIAL
                                                                MARCH 31, 1999      STATEMENTS)
                                                                --------------   -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $ 15,187          $ 41,446
Accounts receivable, net                                             35,775            44,105
Inventories                                                          60,622            61,862
Prepaid expenses and other current assets                             1,734             3,785
Deferred income taxes                                                13,972            16,428
                                                                ----------------------------------
TOTAL CURRENT ASSETS                                                127,290           167,626

Property, plant and equipment, net                                  258,916           262,791
Intangible assets, net                                              330,630           333,633
Other assets                                                         63,209            51,658
                                                                ----------------------------------
TOTAL ASSETS                                                       $780,045          $815,708
                                                                ==================================

LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable--other                                            $ 29,234          $ 50,559
Accounts payable--affiliate                                          44,876            42,321
Customer advance payments                                             8,447            16,870
Current portion of long-term debt                                     8,300             7,550
Other current liabilities                                            21,458            34,742
                                                                ----------------------------------
TOTAL CURRENT LIABILITIES                                           112,315           152,042

Retirement obligations                                               26,253            26,061
Accrued post-retirement benefit costs                                   481               458
Other liabilities                                                     8,036            12,461
Long-term debt                                                      576,442           558,547

STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value:  1,000 shares
   authorized, issued and outstanding                                    --                --
Additional paid-in capital                                          109,290           109,290
Retained deficit                                                    (52,772)          (43,151)
                                                                ----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                           56,518            66,139
                                                                ==================================
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                           $780,045          $815,708
                                                                ==================================

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                         POST-MERGER                 PRE-MERGER
                                               ------------------------------       ------------
                                               THREE MONTHS         PERIOD             PERIOD
                                                   ENDED          MARCH 13 TO        JANUARY 1
                                                 MARCH 31,         MARCH 31,        TO MARCH 12,
                                                   1999              1998               1998
                                               ------------       -----------       ------------
NET SALES                                        $229,255           $52,807          $214,272

COSTS AND EXPENSES:
Cost of products sold                             187,303            41,390           171,233
Marketing, distribution and
   advertising                                     23,415             4,809            17,543
General and administrative                         14,537             2,216            27,573
Amortization of intangibles                         3,799               959             3,838
Research and development                            1,531               300             1,376
Other (income) expense, net                          (561)               89               109
                                               -------------------------------------------------
                                                  230,024            49,763           221,672
                                               -------------------------------------------------
OPERATING INCOME (LOSS)                              (769)            3,044            (7,400)

Interest expense                                   13,069             2,836             6,144
                                               -------------------------------------------------
Income (loss) before income
   taxes                                          (13,838)              208           (13,544)
Provision (benefit) for income
   taxes                                           (4,217)               84            (5,050)
                                               -------------------------------------------------
NET INCOME (LOSS)                                $ (9,621)          $   124          $ (8,494)
                                               =================================================

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
                                                        POST-MERGER                 PRE-MERGER
                                              --------------------------------    --------------
                                               THREE MONTHS         PERIOD            PERIOD
                                                   ENDED         MARCH 13 TO       JANUARY 1 TO
                                              MARCH 31, 1999    MARCH 31, 1998    MARCH 12, 1998
                                              --------------    --------------    --------------
OPERATING ACTIVITIES:
Net income (loss)                                $ (9,621)        $     124         $  (8,494)
Adjustment to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                   11,577             2,342             9,908
   Provision for loss on asset disposition             36                --               169
   Provision for deferred taxes                    (4,217)               84              (108)
   Other                                          (36,465)            3,259           (38,826)
                                              --------------------------------------------------
Net cash provided by (used in) operating
 activities                                      $(38,690)        $   5,809         $ (37,351)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment          (4,424)             (913)           (4,486)
Other                                              (1,790)              (72)              156
                                              --------------------------------------------------
Net cash used in investing activities            $ (6,214)        $    (985)        $  (4,330)

FINANCING ACTIVITIES:
Proceeds from Senior Subordinated Notes                --                --           350,000
Proceeds from Term Loans                               --                --           200,000
Proceeds of Revolving Credit Facility, net         20,000             6,909                --
Repayment of Term Loans, Senior Sub. Notes
 & IRBs                                            (1,325)         (294,161)               --
Payment of dividends to PM Holdings
 Corporation                                           --                --          (237,172)
Payment of financing costs                             --                --           (11,894)
Other                                                 (30)               --            (2,300)
                                              --------------------------------------------------
Net cash provided by (used in) financing
 activities                                      $ 18,645         $(287,252)        $ 298,634

Increase (decrease) in cash and cash
 equivalents                                      (26,259)         (282,428)          256,953
Cash and cash equivalents at beginning
 of period                                         41,446           284,573            27,620
                                              --------------------------------------------------
Cash and cash equivalents at end of period       $ 15,187         $   2,145         $ 284,573
                                              ==================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
   Interest                                      $ 21,134         $   1,632         $  11,267
   Income taxes                                       258                --                43


(SEE ACCOMPANYING NOTES)

               PURINA MILLS, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

Pursuant to the January 9, 1998 Agreement and Plan of Merger (the "Merger Agreement") among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, a wholly owned subsidiary of Koch Agriculture, Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation. As a result of the Merger, all of the shares of the common stock of Holdings ("Holdings common stock"), par value $.01 per share outstanding immediately prior to March 12, 1998, were canceled and converted into the right to receive cash consideration of $540 per share (the "Merger Consideration"). In addition, pursuant to the Merger Agreement, each outstanding stock option and stock rights unit became 100% vested. Option holders and stock rights unit holders received the Merger Consideration, less the exercise price of the stock options, for each share of Holdings common stock into which such stock options and stock rights units were exercisable immediately prior to March 12, 1998. As a result of the Merger, Koch Agriculture owns 100% of Holdings, which owns 100% of Purina Mills.

The sources and use of funds required to consummate the Merger and related financings are summarized below. See Note 4 for a description of long-term indebtedness.

Sources of funds (in millions):

      New Credit Facilities
         Term Loans                                      $200.0
         Revolving Credit Facility                          9.9
      Notes                                               350.0
      Equity Contribution to Holdings                     109.7
                                                       ----------
            Total                                        $669.6
                                                       ==========

Use of funds (in millions):

      Purchase price for equity of Holdings              $258.7
      Repayment of existing indebtedness                  385.5
      Fees and expenses                                    25.4
                                                       ----------
            Total                                        $669.6
                                                       ==========

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

The allocation of the $109.3 million purchase price for the Company is summarized as follows (in millions):


      Current assets                              $ 130.8
      Property, plant and equipment                 268.0
      Intangible assets                             343.1
      Other noncurrent assets                        47.6
      Liabilities assumed                          (680.2)
                                                -----------
            Total                                 $ 109.3
                                                ===========

The consolidated balance sheet at March 31, 1999 and the consolidated statements of operations and cash flows for the period ended March 31, 1999 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1999 interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 was derived from the Company's December 31, 1998 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Although the Company believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31,1998 contained in the Financial Statements on Form 10-K.

In connection with the Merger, the Company has entered into an exclusive commodity purchasing agreement with Koch Agriculture, whereby its Nutrient Services division supplies the Company with all of its requirements for feed ingredients commencing May 1, 1998 for a five-year term, renewable annually thereafter. The cost of the ingredients to the Company is equal to the spot market price less a discount to be agreed upon between the Company and Koch Agriculture on an annual basis.

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

The Company and Holdings are part of tax sharing agreements with Koch Industries, Inc. ("Koch Industries") effective as of the date of the Merger. The agreement provides that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes are utilized by another member of the group, such member will reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provision for all periods after March 12, 1998 are computed on this basis. The results of operations of the Company after March 12, 1998 will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The results of operations of the Company for the period January 1 to March 12, 1998 will be included in the consolidated U.S. corporation income tax return of Holdings.

Internal Use Software

The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications so that they will be year 2000 compliant. In connection with this process, the Company has purchased and is implementing an enhanced accounting and information reporting system. The Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") in 1998. Since the Company's existing policies were materially in accordance with the provisions of SOP 98-1, adoption of the provisions of SOP 98-1 were immaterial. All other related costs of implementing the Company's new computer systems are expensed as incurred. Total capitalized software costs were $14.1 million and $13.4 million as of March 31, 1999 and December 31, 1998, respectively. The Company is amortizing the costs associated with the project using the straight-line method over five years, the expected life of the system.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the consolidated financial statement presentation at March 31, 1999 and the periods then ended.

3.  INVENTORIES

Inventories consist of the following (in thousands):


                                      MARCH 31, 1999   DECEMBER 31, 1998
                                      --------------   -----------------
      Raw materials                       $31,946            $34,619
      Finished goods                       13,826             12,391
      Animals                              14,850             14,852
                                      ----------------------------------
      Total inventories                   $60,622            $61,862
                                      ==================================

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                       MARCH 31, 1999    DECEMBER 31, 1998
                                       --------------    -----------------
   Term Loan                              $194,700           $196,025
   Senior Subordinated Notes due 2010      350,000            350,000
   Revolving Credit Facility                40,000             20,000
   Other                                        42                 72
                                       -----------------------------------
                                           584,742            566,097
   Less current portion                     (8,300)            (7,550)
                                       -----------------------------------
      Total                               $576,442           $558,547
                                       ===================================

The annual amortization schedule of the Term Loan (defined below) is $6.2 million for the remainder of 1999, $10.6 million in 2000, $13.6 million in 2001, $16.6 million in 2002, $19.6 million in 2003 and $128.1 million thereafter. The 9% Senior Subordinated Notes due 2010 (the "Notes") are due in their entirety in 2010.

TENDER OFFER: In connection with the Merger, the Company offered to purchase for cash the outstanding Purina Mills, Inc. Senior Subordinated Notes due 2003 (the "Offering") of which $190.0 million in aggregate principal amount was outstanding as of the date of the Offering. The Offering commenced on February 9, 1998 and expired on March 12, 1998.
In conjunction with the Offering, the Company solicited consents of registered holders of the applicable series of existing debt securities to certain proposed amendments to eliminate substantially all of the restrictive covenants in the indentures under which the applicable series of existing debt securities were issued, in order to increase the financial flexibility of the Company after the consummation of the Merger. The proposed amendments became operative immediately following the consummation of the Merger and all of the Senior Subordinated Notes due 2003 were redeemed during 1998.

CREDIT FACILITY: In connection with the Merger, the Company entered into a New Credit Agreement (the "Credit Agreement"), which provides for secured borrowings from a syndicate of lenders consisting of (i) a term loan facility providing for an aggregate amount of $200.0 million (the "Term Loan") and (ii) a $100.0 million Revolving Credit Facility, with a $40.0 million sublimit for letters of credit. The Term Loan consists of a $100.0 million Tranche A Term Loan with a maturity date of March 12, 2005 and a $100.0 million Tranche B Term Loan with a maturity date of March 12, 2007. The Revolving Credit Facility has a maturity date of March 12, 2005.

The proceeds of the Term Loan were borrowed in full on the date of the consummation of the Offering, in addition to $9.9 million under the Revolving Credit Facility, and were used to finance the Merger and related fees and expenses. Proceeds of the Revolving Credit Facility have also been used to redeem the Company's Industrial Revenue Bonds and are available to finance the Company's ongoing working capital requirements. At March 31, 1999, a balance of $40.0 million was outstanding under the Revolving Credit Facility and $49.3 million was available for future borrowings. The Revolving Credit Facility also may be used in part for the issuance of letters of credit to be used solely for ordinary course of business purposes of the Company and its subsidiaries. At March 31, 1999, the Company had $10.7 million in outstanding letters of credit. The Company is charged an annual fee of 0.5% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.0% per annum on the daily average amount available for drawing under any letter of credit to the bank that has issued such letter of credit. Loans under the Credit Agreement bear interest at floating rates which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 8.0% at March 31, 1999.

On February 26, 1999 the Company entered into a fixed rate swap contract effective March 31, 1999, on $114.7 million of amortizing debt under the Credit Agreement. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 5.6% and will receive the three month Eurodollar rate. The Company also has an option contract on $75.0 million of debt under the Credit Agreement. The option contract provides that the Company will pay interest on the notional amount if the three month Eurodollar rate falls below 5.2% and will receive interest if the three month Eurodollar rate is above 7.0%.

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

COVENANTS: The Credit Agreement and the Indenture related to the Notes (the "Notes Indenture") contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants related to dividends precludes the Company from paying annual dividends in excess of 25% of Excess Cash Flow, as defined in the Credit Agreement, for the prior fiscal year. As of March 31, 1999, restricted net assets of the Company were approximately $56.5 million. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Credit Agreement and Notes Indenture contain cross default provisions. The Company was in compliance with its debt covenants at March 31, 1999.

Holdings and all subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on the capital stock of the Company (pledged by Holdings) and its subsidiaries and substantially all assets of the Company and its subsidiaries.

5.  LOAN GUARANTEES AND CONCENTRATION OF CREDIT RISK

Loan Guarantees: The Company has agreed to provide a guarantee of up to $11.5 million related to an entity formed in 1995 to provide funding for the Company's network of independently-owned dealers and producers. All dealers or producers who are members of the entity must have arrangements with the Company for some purchase of its products. At March 31, 1999, the Company had funded $6.8 million on the guarantee. The Company recorded a loss reserve for the funded and the remaining $4.7 million unfunded amount in 1998. At December 31, 1998, the amount funded on the guarantee was $2.0 million. The Company is not a member of this non-stock membership corporation and, thus, does not have an equity interest in the new entity; however, the Company did make a loan of $2.0 million to the entity to provide funding for its establishment and initial operation. The Company recorded a loss reserve for the entire loan balance in 1998.

Loan guarantees are also made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $5.5 million and $8.7 million at March 31, 1999 and December 31, 1998, respectively, under these types of arrangements. A loss reserve of $2.7 million was established in 1998 for the above guarantees.

The maturity dates of these guarantees extend through January 2009 with the majority of the guarantees maturing prior to 2003.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Substantially all of the Company's sales are to companies or individuals in agriculture-related businesses, with approximately 15% of its sales volume being feed for hogs. Hog producers continue to experience severely depressed market prices and the Company has outstanding trade receivables, loans and loan guarantees relating to customers in the hog industry.

Swine Purchase Commitments and Swine Operations: To capitalize on the consolidation of the hog industry, the Company implemented a strategy that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at March 31, 1999, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 7.3 million feeders over the next nine years through 2007. Approximately 30% of these commitments are at fixed prices whereas the other 70% vary based on current or published futures prices. The net purchase commitment of 7.3 million feeders represents gross commitments during such period for approximately 9.4 million feeders less
2.1 million feeders which have contractually been sold.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 2.0 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At March 31, 1999 and December 31, 1998, the Company had $11.8 million and $10.3 million, respectively, in direct ownership of hogs.

Based on published market prices at March 31, 1999, the Company's net commitment to purchase the 7.3 million feeders totals approximately $308.0 million. This is an increase of $58.0 million over such amount at December 31, 1998 due to the increase in hog market prices which increased the Company's obligation on non-fixed price contracts. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company-owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15.0 million and $20.0 million. The Company recorded a loss of $6.0 million in the first quarter of 1999. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings and cash flows.

6.  ACQUISITION COSTS

Included in general and administrative expenses in 1998 are $15.9 million in non-recurring expenses related to the Merger. These costs relate to compensation paid to management of the Company and $13.5 million in Merger consideration paid to holders of options and stock rights units.

7.  TRANSACTIONS WITH AFFILIATES

In the ordinary course of business, the Company contracts with Koch Industries for various administrative and support services. For the period ended March 31, 1999 the total fees incurred in connection with such services amounted to $0.9 million. In the opinion of management, such fees were reasonable. The Company also entered into an exclusive commodity purchasing agreement with Koch Agriculture's Nutrient Services division commencing May 1, 1998. For the period ended March 31, 1999, the Company purchased $143.8 million in commodities from Koch Agriculture's Nutrient Services division.

At March 31, 1999, accounts payable - affiliate consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services, monthly payroll costs and accounts payable to Koch Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $16.2 million. The total amount due for purchases of commodities amounted to $28.7 million.

ITEM 2    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross profit percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly changes in the Company's price lists. Feed tonnage and total margin, which is net sales minus cost of ingredients and direct manufacturing costs, and gross profit (margin less indirect manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product mix between complete feed and concentrate products, to which customers add their own base ingredients, such as corn and other grains. When the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's sales volume has been higher. When the price of grains has been relatively low, more of the Company's customers have tended to use their own grains and mix them with the Company's higher-margin concentrates, resulting in lower sales volume but relatively higher overall unit margins. While the mix of complete and concentrate product sales varies from period to period depending on grain prices, the offsetting effects of volume and unit margins have tended to somewhat stabilize total margin and gross profit dollars.

In prior years the Company has also used total income over ingredient cost ("IOIC"), which is net sales minus cost of ingredients as a key indicator of performance. However, due to variances in direct manufacturing costs for its extensive line of products, the Company has determined that margin rather than IOIC is the key indicator of performance.

The Company expects the U.S. feed industry to further consolidate in the years ahead. Although the total volume of processed feed sold into the commercial market segment may decline, larger producers are tending to purchase products with lower inclusion rates and higher margins. As they grow larger, these producers are typically better able to measure performance differences and make sound economic decisions regarding nutrition and management programs. Competition in the industry occasionally limits the Company's ability to pass ingredient price increases on to its customers; however, management believes that the Company's knowledge of the nutritional value of ingredients and its sophisticated least-cost formulation system enable the Company to provide products that meet its nutritional standards and maintain product quality while minimizing product cost. In addition, the Company believes that its strong leadership position in research and technology will enable it to grow its total margin from the commercial market segment more effectively than others in the feed industry.

Competition in the industry has caused the Company and some of its competitors to develop market and production risk arrangements for their customers to promote sales. The Company has entered into several production and marketing joint venture arrangements with its animal production customers, especially in the swine sector, in order to facilitate additional feed sales.

Additionally, to capitalize on the consolidation of the hog industry, the Company implemented a strategy that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at March 31, 1999, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 7.3 million feeders over the next nine years through 2007. Approximately 30% of these commitments are at fixed prices whereas the other 70% vary based on current or published futures prices. The net purchase commitment of
7.3 million feeders represents gross commitments during such period for approximately 9.4 million feeders less 2.1 million feeders which have contractually been sold.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 2.0 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At March 31, 1999 and December 31, 1998, the Company had $11.8 million and $10.3 million, respectively, in direct ownership of hogs.

Based on published market prices at March 31, 1999, the Company's net commitment to purchase the 7.3 million feeders totals approximately $308.0 million. This is an increase of $58.0 million over such amount at December 31, 1998 due to the increase in hog market prices which increased the Company's obligation on non-fixed price contracts. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company-owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15.0 million and $20.0 million. The Company recorded a loss of $6.0 million in the first quarter of 1999. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings and cash flows.

The Company has focused on managing and mitigating the impact of the recent significant decline in hog prices on the Company's performance. The Company has obtained covenant relief from its bank group for the next two years so that it can work to resolve its swine exposure. With the price of hogs starting to climb out of the trough of December 1998, which was the lowest price in nearly forty years, and through the efforts of management, the Company expects to mitigate some of its swine exposure in an effort to reduce the negative implications on future earnings and cashflow. The Company has locked in a margin on market hogs to be marketed during the remainder of 1999. This was accomplished during April of 1999 by entering into futures contracts for market hogs and the major feed ingredients to grow the hogs. This action will result in limiting the risk of any market decline for the remainder of the year on these hogs, but will also limit the potential for gain if market prices significantly increase. However, at current prices for hogs, the Company's swine exposure could have a material adverse impact on results of operations in the near term.

The Company is currently reviewing the performance of its facilities to attempt to optimize overall capacity and maximize profits. This review is likely to result in the decision to discontinue operations at some of the Company's facilities which would result in a loss provision being recorded.

The consolidated financial statements for the period prior to March 13, 1998 have been prepared on the predecessor basis of the Company. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs. The following discussion is based on comparison of the three months ended March 31, 1999 to the sum of the nineteen day period ended March 31, 1998 plus the seventy-one day period ended March 12, 1998.

Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

Due to overall lower commodity prices and a slight decrease in tons sold, net sales decreased 14.2% from the 1998 period. Gross profit was $42.0 million for the three months ended March 31, 1999 compared to $54.5 million for the three months ended March 31, 1998. Overall volume was 1.1 million tons during the first quarter of 1999, a 4.6% decrease from the 1998 period. Average margin per ton was $38.17, a 12.9% decrease from the three month period ended March 31, 1998.

Both beef cattle and dairy cattle tons remained consistent with the 1998 period. Hog volume decreased 25.6% from the prior year due to the prevailing depressed market conditions and the resulting loss of one large customer. Horse volume set an all time first quarter record by increasing 11.4% over the 1998 period. The continued success in growing this business can be attributed to aggressive marketing and promotion of product. Laying chicken and meatbird volume decreased 13.9% from 1998 which can be attributed to the loss of sales of turkey and broiler feed to two large customers in the second quarter of 1998. Specialty and other volume increased 6.1% over the 1998 period.

Cost of products sold decreased $25.3 million, or 11.9% from the comparable 1998 period, due primarily to the $33.1 million decrease in ingredient costs. This decrease was partially offset by 1999 net losses of $4.5 million from the Company's hog program due to the depressed hog market. Manufacturing expenses increased $3.3 million over the 1998 period due primarily to increased depreciation expense and increased labor costs associated with operational quality initiatives. Marketing, distribution and advertising costs increased $1.1 million due primarily to costs associated with the rollout of the America's Country Stores and an increase in the sales force. General and administrative expenses decreased $15.2 million from the 1998 period which included the $15.9 million of compensation paid to management and holders of options and stock rights units as a part of the Merger. The decrease was partially offset by an increase in information system costs in connection with the Company's enhancement of its information systems.

Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the purchase price. Research and development costs remained consistent with the 1998 period.

Other income, net for the three months ended March 31, 1999 relates to service fees for swine and dairy management, the (income) loss on the Company's equity investments and losses on marketing arrangements.
Other income, net for the first quarter of 1999 includes $1.5 million in losses on hog marketing arrangements offset by income on equity investments and services fees.

Interest expense for 1999 increased $4.1 million as a result of the increase in the outstanding debt under the Credit Agreement and the Notes due 2010. The Company's effective income tax rate differed from the statutory rate in 1999 due to amortization of goodwill not being allowed as a tax deduction. The 1998 effective rate approximated the Company's combined effective U.S. and State income tax rate. Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

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

The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications. New software has been configured and implemented at 38 feed mills and the Company's corporate headquarters; the Company expects to complete the entire project by September 1999. The Company currently estimates that its costs to enhance its information systems beginning in 1997 and through the year 2000 will approximate $25 million, of which $5 to $7 million is yet to be incurred. The Company is also working with its key suppliers, customers and financial institutions to obtain assurances that their systems are year 2000 compliant.

The Company believes that all year 2000 problems in its computer systems have been or will be resolved in a timely manner and have not caused and will not cause disruption of its operations or have a material adverse impact on its financial condition or results of operations. However, failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers, customers and financial institutions, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, net cash used in operating activities was $38.7 million compared to net cash used in operating activities of $31.5 million during the same period in 1998. The increase from the prior year can primarily be attributed to an increase in interest paid of $8.2 million, an increase in hog losses of $4.8 million and payments of $4.8 million to fund guarantees. Additionally, litigation and severance payments increased $2.2 million and $1.0 million, respectively, over the 1998 period. These increases are partially offset by the $15.9 million in compensation paid to management and holders of options and stock rights units as a part of the Merger in 1998.

Net cash used in investing activities was $6.2 million and $5.3 million for the three-month periods ended March 31, 1999 and 1998, respectively. The increase is due to an increase in capital loans of $1.9 million over 1998 offset by a decrease in capital expenditures of $1.0 million as construction of the new Lubbock plant was completed in the last quarter of 1998.

Net cash provided by financing activities in 1999 includes borrowings on the Revolving Credit Facility of $20.0 million less the repayment of Term Loans of $1.3 million. Net cash provided by financing activities in 1998 includes the proceeds from the Credit Agreement of $206.9 million and the proceeds from the Notes due 2010 of $350.0 million less the repayment of the Term Loans, Senior Subordinated Notes due 2003, and IRB Loans totaling $294.1 million and the dividend paid to Holdings of $237.2 million. In addition, net cash used in financing activities in 1998 includes payments of $11.9 million for financing costs. At March 31, 1999, $40.0 million was outstanding under the Revolving Credit Facility.

At March 31, 1999, the Company had $15.2 million in cash and cash equivalents on hand, and approximately $49.3 million was available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

Liquidity needs have been and will continue to be met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility. The Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, may be affected by cash requirements for debt service. The Credit Agreement and the Notes Indenture contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The Credit Agreement requires the Company to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement. Based on Excess Cash Flow for 1998, a supplemental repayment was not required. The Company was in compliance with its debt covenants at March 31, 1999.

The Company expects that capital expenditures during fiscal year 1999 will be approximately $30.0 million, which includes $7.0 million related to the new accounting and information reporting system. The Company may from time to time be required to make additional capital expenditures in connection with the execution of its business strategies. The Company plans to fund capital expenditures by using internally generated funds and, if necessary, borrowing capacity under the Revolving Credit Facility.

The Company will incur substantially higher interest expense in the future as a result of the issuance of the Notes and borrowings under the Credit Agreement. Management believes that cash flow from operations and availability under the Revolving Credit Facility will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance its indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control and could have a material adverse impact on the Company.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements reflect management's estimates and beliefs and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include statements in the sections entitled Overview, Results of Operations, Year 2000 and Liquidity and Capital Resources.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

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

(Dollars in millions)
                                                                                                               FAIR MARKET
                                                                                                                VALUE AT
                                                                                                                MARCH 31,
                         1999<F1>    2000        2001        2002           2003         THEREAFTER   TOTAL       1999
                         --------    ----        ----        ----           ----         ----------   -----    -----------
Notes                     $ --       $  --       $  --       $  --          $  --          $350.0     $350.0     $294.0
Interest rate                                                                                 9.0%

Variable rate
 term debt
 including current
 portion:
   Tranche A              $6.0       $10.3       $13.3       $16.3          $19.3          $ 29.8     $ 95.0     $ 95.0
   Interest rate<F2>
   Tranche B              $0.2       $ 0.3       $ 0.3       $ 0.3          $ 0.3          $ 98.3     $ 99.7     $ 99.7
   Interest rate<F3>

<F1>Represents payments for the remainder of 1999
<F2>Eurodollar plus 2.75% (7.75% at March 31, 1999)
<F3>Eurodollar plus 3.25% (8.25% at March 31, 1999)

In 1998 the Company entered into an option contract to mitigate interest rate fluctuations on a notional amount of $75.0 million of debt under the Credit Agreement. The option contract provides that the Company will pay interest on the notional amount if the three month Eurodollar rate falls below 5.2% and will receive interest if the three month Eurodollar rate is above 7.0%. There were no material payments or receipts of interest during the first quarter. The Company entered into a swap contract on $114.7 million of amortizing debt under the Credit Agreement in February 1999. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 5.6% and will receive the three month Eurodollar rate. Based on interest rates at March 31, 1999, an increase in interest rates of 1.0% would result in an increase in interest expense of $1.1 million after considering the option contract and the swap contract.

                PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 EXHIBIT                                                                    PAGE NUMBER OR
 NUMBER                      DESCRIPTION                             INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------
   3.1      Certificate of Incorporation of Purina Mills, Inc.       Filed as Exhibit 3.1 to the
                                                                     Registration Statement on Form
                                                                     S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

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

   4.1      Indenture, dated as of March 12, 1998, between Purina    Filed as Exhibit 4.1 to the
            Mills, Inc., as issuer, and The First National Bank of   Registration Statement on Form
            Chicago, as trustee, relating to the Notes (the          S-4 of Purina Mills, Inc.,
            "Indenture")                                             Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

   4.2      Form of 9% Senior Subordinated Note due 2010 of Purina   Filed as Exhibit 4.2 to the
            Mills, Inc. (the "New Notes") (included as Exhibit A of  Registration Statement on
            the Indenture filed as Exhibit 4.1)                      Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.3      Credit Agreement, dated as of March 12, 1998, among      Filed as Exhibit 4.3 to the
            Purina Mills, Inc., Chase Bank of Texas, National        Registration Statement on
            Association, as Administrative Agent, and the other      Form S-4 of Purina Mills,
            financial institutions parties thereto                   Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.4      Form of Guarantee and Collateral Agreement, dated        Filed as Exhibit 4.4 to the
            March 12, 1998, among Purina Mills, Inc., the            Registration Statement on
            subsidiary guarantors of Purina Mills, Inc. that are     Form S-4 of Purina Mills,
            signatories thereto and Chase Bank of Texas, National    Inc., Registration No. 333-
            Association                                              53865 and incorporated herein
                                                                     by reference

   4.5      PM Holdings Security Agreement, dated March 12, 1998,    Filed as Exhibit 4.5 to the
            between PM Holdings Corporation and Chase Bank of        Registration Statement on
            Texas, National Association                              Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.6      PM Holdings Guaranty, dated March 12, 1998, between PM   Filed as Exhibit 4.6 to the
            Holdings Corporation and Chase Bank of Texas, National   Registration Statement on
            Association                                              Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference




 EXHIBIT                                                                    PAGE NUMBER OR
 NUMBER                      DESCRIPTION                             INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------
   4.7      Registration Rights Agreement, dated as of March 12,     Filed as Exhibit 4.7 to the
            1998, by and among Purina Mills, Inc. and the Initial    Registration Statement on
            Purchasers listed therein, relating to the Notes         Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.8      First Amendment dated as of December 31, 1998, to        Filed as Exhibit 4.8 to the
            Credit Agreement, dated March 12, 1998, among Purina     Registration Statement on
            Mills, Inc., Chase Bank of Texas, National Association,  Form 10-K of Purina Mills,
            as Administrative Agent, and the other financial         Inc., Registration No.
            institutions parties thereto                             333-53865 and incorporated
                                                                     herein by reference

   10.1     Employment Agreement, dated as of November 18, 1997,     Filed as Exhibit 10.1 to the
            between Purina Mills, Inc. and David L. Abbott, and      Registration Statement on
            amendment thereto, dated as of March 11, 1998            Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

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

   10.3     Purina Mills, Inc./PM Holdings Corporation Severance     Filed as Exhibit 10.3 to the
            Program for Key Employees, as amended and restated       Registration Statement on
            effective January 9, 1998                                Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   10.4     Purina Mills, Inc. Supplemental Executive Retirement     Filed as Exhibit 10.4 to the
            Plan, effective as of January 1, 1998                    Registration Statement on Form
                                                                     S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

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

   10.7     Parent Tax Sharing Agreement, dated March 12, 1998,      Filed as Exhibit 10.7 to the
            between Koch Industries, Inc. and PM Holdings            Registration Statement on
            Corporation                                              Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference



 EXHIBIT                                                                    PAGE NUMBER OR
 NUMBER                      DESCRIPTION                             INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------
   10.8     Jet-Pro License Agreement between Purina Mills, Inc.     Filed as Exhibit 10.8 to the
            and Koch Feed Company, dated March 12, 1998              Registration Statement on Form
                                                                     S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

   10.9     Koch Agriculture Supply Agreement between Purina         Filed as Exhibit 10.9 to the
            Mills, Inc. and Nutrition Supply and Trading, a          Registration Statement on
            division of Koch Agriculture Company, dated March 12,    Form S-4 of Purina Mills,
            1998                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   10.10    License Agreement dated October 1, 1986 between          Filed as Exhibit 10.10 to the
            Ralston Purina Company and Purina Mills, Inc.            Registration Statement on
                                                                     Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   10.11    Employment Agreement dated as of September 18, 1998,     Filed as Exhibit 10.11 to the
            between Purina Mills, Inc. and David L. Abbott           Quarterly Report for the
                                                                     quarterly period ended
                                                                     September 30, 1998 on Form
                                                                     10-Q of Purina Mills, Inc.
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

   27.1<F*> Financial Data Schedule

--------------
<F*> Filed herewith

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PURINA MILLS, INC.



Date:  May 10, 1999         /s/ Del G. Meinz
                            ----------------------------
                            Del G. Meinz
                            Chief Accounting Officer

                                        EXHIBIT INDEX
 EXHIBIT                                                                    PAGE NUMBER OR
 NUMBER                      DESCRIPTION                             INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------
   3.1      Certificate of Incorporation of Purina Mills, Inc.       Filed as Exhibit 3.1 to the
                                                                     Registration Statement on Form
                                                                     S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

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

   4.1      Indenture, dated as of March 12, 1998, between Purina    Filed as Exhibit 4.1 to the
            Mills, Inc., as issuer, and The First National Bank of   Registration Statement on
            Chicago, as trustee, relating to the Notes (the          Form S-4 of Purina Mills,
            "Indenture")                                             Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.2      Form of 9% Senior Subordinated Note due 2010 of Purina   Filed as Exhibit 4.2 to the
            Mills, Inc. (the "New Notes") (included as Exhibit A of  Registration Statement on
            the Indenture filed as Exhibit 4.1)                      Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.3      Credit Agreement, dated as of March 12, 1998, among      Filed as Exhibit 4.3 to the
            Purina Mills, Inc., Chase Bank of Texas, National        Registration Statement on
            Association, as Administrative Agent, and the other      Form S-4 of Purina Mills,
            financial institutions parties thereto                   Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.4      Form of Guarantee and Collateral Agreement, dated        Filed as Exhibit 4.4 to the
            March 12, 1998, among Purina Mills, Inc., the            Registration Statement on
            subsidiary guarantors of Purina Mills, Inc. that are     Form S-4 of Purina Mills,
            signatories thereto and Chase Bank of Texas, National    Inc., Registration No. 333-
            Association                                              53865 and incorporated herein
                                                                     by reference

   4.5      PM Holdings Security Agreement, dated March 12, 1998,    Filed as Exhibit 4.5 to the
            between PM Holdings Corporation and Chase Bank of        Registration Statement on
            Texas, National Association                              Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.6      PM Holdings Guaranty, dated March 12, 1998, between      Filed as Exhibit 4.6 to the
            PM Holdings Corporation and Chase Bank of Texas,         Registration Statement on
            National Association                                     Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference



 EXHIBIT                                                                    PAGE NUMBER OR
 NUMBER                      DESCRIPTION                             INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------
   4.7      Registration Rights Agreement, dated as of March 12,     Filed as Exhibit 4.7 to the
            1998, by and among Purina Mills, Inc. and the Initial    Registration Statement on
            Purchasers listed therein, relating to the Notes         Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   4.8      First Amendment dated as of December 31, 1998, to        Filed as Exhibit 4.8 to the
            Credit Agreement, dated March 12, 1998, among Purina     Registration Statement on
            Mills, Inc., Chase Bank of Texas, National Association,  Form 10-K of Purina Mills,
            as Administrative Agent, and the other financial         Inc., Registration No.
            institutions parties thereto                             333-53865 and incorporated
                                                                     herein by reference

   10.1     Employment Agreement, dated as of November 18, 1997,     Filed as Exhibit 10.1 to the
            between Purina Mills, Inc. and David L. Abbott, and      Registration Statement on
            amendment thereto, dated as of March 11, 1998            Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

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

   10.3     Purina Mills, Inc./PM Holdings Corporation Severance     Filed as Exhibit 10.3 to the
            Program for Key Employees, as amended and restated       Registration Statement on
            effective January 9, 1998                                Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   10.4     Purina Mills, Inc. Supplemental Executive Retirement     Filed as Exhibit 10.4 to the
            Plan, effective as of January 1, 1998                    Registration Statement on Form
                                                                     S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

   10.5     Koch Industries, Inc. Supplemental Executive Retirement  Filed as Exhibit 10.5 to the
            Plan, effective as of May 9, 1994                        Registration Statement on Form
                                                                     S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

   10.6     Sub-Group Tax Sharing Agreement, dated March 12, 1998,   Filed as Exhibit 10.6 to the
            between PM Holdings Corporation and each of its          Registration Statement on
            subsidiaries listed therein                              Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   10.7     Parent Tax Sharing Agreement, dated March 12, 1998,      Filed as Exhibit 10.7 to the
            between Koch Industries, Inc. and PM Holdings            Registration Statement on
            Corporation                                              Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference


 EXHIBIT                                                                    PAGE NUMBER OR
 NUMBER                      DESCRIPTION                             INCORPORATION BY REFERENCE TO
-----------------------------------------------------------------------------------------------------
   10.8     Jet-Pro License Agreement between Purina Mills, Inc.     Filed as Exhibit 10.8 to the
            and Koch Feed Company, dated March 12, 1998              Registration Statement on Form
                                                                     S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865
                                                                     and incorporated herein by
                                                                     reference

   10.9     Koch Agriculture Supply Agreement between Purina Mills,  Filed as Exhibit 10.9 to the
            Inc. and Nutrition Supply and Trading, a division of     Registration Statement on
            Koch Agriculture Company, dated March 12, 1998           Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   10.10    License Agreement dated October 1, 1986 between Ralston  Filed as Exhibit 10.10 to the
            Purina Company and Purina Mills, Inc.                    Registration Statement on
                                                                     Form S-4 of Purina Mills,
                                                                     Inc., Registration No. 333-
                                                                     53865 and incorporated herein
                                                                     by reference

   10.11    Employment Agreement dated as of September 18, 1998,     Filed as Exhibit 10.11 to the
            between Purina Mills, Inc. and David L. Abbott           Quarterly Report for the
                                                                     quarterly period ended
                                                                     September 30, 1998 on Form
                                                                     10-Q of Purina Mills, Inc.
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by
                                                                     reference

   27.1<F*> Financial Data Schedule

----------
<F*> Filed herewith