Form 10-Q
period 1999-06-30
PURINA MILLS INC
filed 1999-08-13
CIK 913437

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q
       (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

                                 OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File No. 33-66606


                         PURINA MILLS, INC.
       (Exact name of registrant as specified in its charter)

               DELAWARE                           43-1359249
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)          Identification Number)

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

                        Page 1 of 31 pages

                         PURINA MILLS, INC.

                         Table of Contents
                 Form 10-Q for the Quarterly Period
                        Ended June 30, 1999

                                                                  Page
                                                                  ----

PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements (Unaudited)

               Consolidated Balance Sheets at June 30, 1999
               and December 31,1998                                 3

               Consolidated Statements of Operations for
               the three months ended June 30, 1999 and
               1998, the six months ended June 30, 1999,
               the three month and nineteen day period ended
               June 30, 1998 and the seventy-one day period
               ended March 12, 1998.                                4

               Consolidated Statements of Cash Flows for
               the six months ended June 30, 1999, the
               three month and nineteen day period ended
               June 30, 1998 and the seventy-one day period
               ended March 12, 1998                                 5

               Notes to Consolidated Financial Statements           6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          15

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk                                            24

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                       25


SIGNATURE                                                          28

PURINA MILLS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                          DECEMBER 31, 1998
                                                                            (DERIVED FROM
                                                                          AUDITED FINANCIAL
                                                           JUNE 30, 1999     STATEMENTS)
                                                           -------------  -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    $ 11,634          $ 41,446
Accounts receivable, net                                       25,215            44,105
Inventories                                                    59,355            61,862
Prepaid expenses and other current assets                       1,722             3,785
Deferred income taxes                                          17,209            16,428
                                                         ----------------------------------
TOTAL CURRENT ASSETS                                          115,135           167,626

Property, plant and equipment, net                            241,721           262,791
Intangible assets, net                                        323,359           333,633
Other assets                                                   71,246            51,658
                                                         ----------------------------------
TOTAL ASSETS                                                 $751,461          $815,708
                                                         ==================================

LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable--other                                      $ 25,824          $ 50,559
Accounts payable--affiliate                                    26,293            42,321
Customer advance payments                                       3,602            16,870
Current portion of long-term debt                               9,050             7,550
Other current liabilities                                      33,338            34,742
                                                         ----------------------------------
TOTAL CURRENT LIABILITIES                                      98,107           152,042

Retirement obligations                                         26,442            26,061
Accrued post-retirement benefit costs                             504               458
Other liabilities                                               6,684            12,461
Long-term debt                                                588,588           558,547

STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value:  1,000 shares
  authorized, issued and outstanding                               --                --
Additional paid-in capital                                    109,290           109,290
Retained deficit                                              (78,154)          (43,151)
                                                         ----------------------------------
TOTAL STOCKHOLDER'S EQUITY                                     31,136            66,139
                                                         ----------------------------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                     $751,461          $815,708
                                                         ==================================

(SEE ACCOMPANYING NOTES)

                                3

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)
                                                         POST-MERGER                        POST-MERGER              PRE-MERGER
                                             ---------------------------------- --------------------------------- ----------------
                                               THREE MONTHS      THREE MONTHS     SIX MONTHS          PERIOD          PERIOD
                                                   ENDED             ENDED           ENDED           MARCH 13        JANUARY 1
                                                  JUNE 30,          JUNE 30,        JUNE 30,        TO JUNE 30,     TO MARCH 12,
                                                   1999              1998            1999              1998            1998
                                               ------------      ------------     ----------        -----------     ------------
NET SALES                                        $208,187          $235,265        $437,442          $288,071         $214,272

COSTS AND EXPENSES:
Cost of products sold                             165,576           186,891         352,879           228,281          171,233
Marketing, distribution and
   advertising                                     22,808            21,762          46,223            26,571           17,543
General and administrative                         18,967            16,120          33,504            18,335           27,573
Amortization of intangibles                         3,787             5,156           7,586             6,115            3,838
Research and development                            1,472             1,628           3,003             1,928            1,376
Provision for plant closings                       19,665                --          19,665                --               --
Other (income) expense, net                            31              (147)           (530)              (58)             109
                                             ---------------------------------- --------------------------------- ----------------
                                                  232,306           231,410         462,330           281,172          221,672

OPERATING INCOME (LOSS)                           (24,119)            3,855         (24,888)            6,899           (7,400)
Interest expense                                   13,100            12,622          26,169            15,458            6,144
                                             ---------------------------------- --------------------------------- ----------------
Loss before income taxes                          (37,219)           (8,767)        (51,057)           (8,559)         (13,544)
Benefit for income taxes                          (11,837)           (2,643)        (16,054)           (2,559)          (5,050)
                                             ---------------------------------- --------------------------------- ----------------

NET LOSS                                         $(25,382)         $ (6,124)       $(35,003)         $ (6,000)        $ (8,494)
                                             ================================== ================================= ================

(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                           POST-MERGER                 PRE-MERGER
                                                               ----------------------------------- ------------------
                                                                  SIX MONTHS          PERIOD             PERIOD
                                                                     ENDED          MARCH 13 TO       JANUARY 1 TO
                                                                 JUNE 30, 1999     JUNE 30, 1998     MARCH 12, 1998
                                                                 -------------     -------------     --------------
OPERATING ACTIVITIES:
Net loss                                                           $(35,003)        $  (6,000)         $  (8,494)
Adjustment to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                     23,238            15,519              9,908
   Provision for loss on asset disposition                               73               163                169
   Provision for plant closings                                      19,665                --                 --
   Provision for deferred taxes                                     (16,054)           (2,005)              (108)
   Other                                                            (41,220)           19,296            (38,826)
                                                               ------------------------------------------------------
Net cash provided by (used in) operating activities                $(49,301)        $  26,973          $ (37,351)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                           (10,127)           (7,923)            (4,486)
Other                                                                (1,925)             (941)               156
                                                               ------------------------------------------------------
Net cash used in investing activities                              $(12,052)        $  (8,864)         $  (4,330)

FINANCING ACTIVITIES:
Proceeds from Senior Subordinated Notes                                  --                --            350,000
Proceeds from Term Loans                                                 --                --            200,000
Proceeds of Revolving Credit Facility, net                           35,000             5,214                 --
Repayment of Term Loans, Senior Sub. Notes & IRBs                    (3,400)         (295,486)                --
Payment of dividends to PM Holdings Corporation                          --                --           (237,172)
Payment of financing costs                                               --              (111)           (11,894)
Other                                                                   (59)              (84)            (2,300)
                                                               ------------------------------------------------------
Net cash provided by (used in) financing activities                $ 31,541         $(290,467)         $ 298,634

Increase (decrease) in cash and cash equivalents                    (29,812)         (272,358)           256,953
Cash and cash equivalents at beginning of period                     41,446           284,573             27,620
                                                               ------------------------------------------------------
Cash and cash equivalents at end of period                         $ 11,634         $  12,215          $ 284,573
                                                               ======================================================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                        $ 26,165         $   6,319          $  11,267
   Income taxes                                                         450               290                 43

(SEE ACCOMPANYING NOTES)

                                5

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

The sources and use of funds required to consummate the Merger and related financings are summarized below. See Note 5 for a description of long-term indebtedness.

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
                                                      ===========

The consolidated balance sheet at June 30, 1999 and the consolidated statements of operations and cash flows for the periods ended June 30, 1999 and 1998 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1999 interim periods are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 was derived from the Company's December 31, 1998 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Although the Company believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 1998 contained in the Financial Statements in the Company's Annual Report on Form 10-K.

In connection with the Merger, the Company entered into an exclusive commodity purchasing agreement with Koch Agriculture, whereby its Nutrient Services division supplies the Company with all of its requirements for feed ingredients commencing May 1, 1998 for a five-year term, renewable annually thereafter. The cost of the ingredients to the Company is equal to the spot market price less a discount to be agreed upon between the Company and Koch Agriculture on an annual basis. The Company and Koch Agriculture have amended the purchasing agreement to extend the time to renegotiate the annual discount until September 1, 1999.

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

Income Taxes

Deferred income taxes are recognized for the effect of temporary differences between the financial reporting basis and the tax basis of the assets and liabilities plus operating loss carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company and Holdings are part of tax sharing agreements with Koch Industries, Inc. ("Koch Industries") effective as of the date of the Merger. The agreement provides that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes are utilized by another member of the group, such member will reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provision for all periods after March 12, 1998 are computed on this basis. The results of operations of the Company after March 12, 1998 will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The results of operations of the Company for the period January 1 to March 12, 1998 were included in the consolidated U.S. corporation income tax return of Holdings.

Internal Use Software

The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications so that they will be year 2000 compliant. In connection with this process, the Company has purchased and is implementing an enhanced accounting and information reporting system. The Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") in 1998. Since the Company's existing policies were materially in accordance with the provisions of SOP 98-1, adoption of the provisions of SOP 98-1 were immaterial. All other related costs of implementing the Company's new computer systems are expensed as incurred. Total capitalized software costs were $15.6 million and $13.4 million as of June 30, 1999 and December 31, 1998, respectively. The Company is amortizing the costs associated with the project using the straight-line method over five years, the expected life of the system.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the consolidated financial statement presentation at June 30, 1999 and the periods then ended.

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                         JUNE 30, 1999   DECEMBER 31, 1998
                                         -------------   -----------------
      Raw materials                         $32,894           $34,619
      Finished goods                         11,957            12,391
      Animals                                14,504            14,852
                                      ------------------------------------
      Total inventories                     $59,355           $61,862
                                      ====================================

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                         JUNE 30, 1999   DECEMBER 31, 1998
                                         -------------   -----------------
      Land                                 $ 12,907          $ 13,312
      Buildings                              83,700            77,192
      Machinery and equipment               171,156           188,512
      Construction in progress               12,574             7,547
                                      ------------------------------------
                                            280,337           286,563
      Accumulated depreciation              (38,616)          (23,772)
                                      ------------------------------------
        Total                              $241,721          $262,791
                                      ====================================

During the quarter ended June 30, 1999, the Company made the decision to discontinue manufacturing operations at five of its facilities.
Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded.

The Company will continue to review the performance of its facilities to attempt to optimize overall capacity and maximize profits. This review may result in the decision to discontinue operations at additional facilities which could result in an additional loss provision being recorded.

5  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                              JUNE 30, 1999    DECEMBER 31, 1998
                                              -------------    -----------------
      Term Loan                                  $192,625          $196,025
      Senior Subordinated Notes due 2010          350,000           350,000
      Revolving Credit Facility                    55,000            20,000
      Other                                            13                72
                                            ------------------------------------
                                                  597,638           566,097
      Less current portion                         (9,050)           (7,550)
                                            ------------------------------------
         Total                                   $588,588          $558,547
                                            ====================================

The annual amortization schedule of the Term Loan (defined below) is $4.2 million for the remainder of 1999, $10.6 million in 2000, $13.6 million in 2001, $16.6 million in 2002, $19.6 million in 2003 and $128.0 million thereafter. The 9% Senior Subordinated Notes due 2010 (the "Notes") are due in their entirety in 2010.

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

The proceeds of the Term Loan were borrowed in full on the date of the consummation of the Offering, in addition to $9.9 million under the Revolving Credit Facility, and were used to finance the Merger and related fees and expenses. Proceeds of the Revolving Credit Facility were also used to redeem the Company's outstanding Industrial Revenue Bonds and are available to finance the Company's ongoing working capital requirements. At June 30, 1999, a balance of

$55.0 million was outstanding under the Revolving Credit Facility. The Revolving Credit Facility also may be used in part for the issuance of letters of credit to be used solely for ordinary course of business purposes of the Company and its subsidiaries. At June 30, 1999, the Company had $8.1 million in outstanding letters of credit under the Revolving Credit Facility. Accordingly, at June 30, 1999, $36.9 million was available for future borrowings. The Company is charged an annual fee of 0.5% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.0% per annum on the daily average amount available for drawing under any letter of credit to the bank that has issued such letter of credit. Loans under the Credit Agreement bear interest at floating rates which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 8.1% at June 30, 1999.

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

The Notes are not redeemable at the option of the Company prior to March 15, 2003. The Company may be obligated, however, to purchase at the holders' option all or a portion of the Notes upon a change of control or asset sale, as defined in the Notes Indenture (defined below). From and after March 15, 2003, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 104.5% of the principal amount to par on and after March 15, 2006. Also, at any time prior to March 15, 2001, under certain conditions, the Company may redeem up to 35% of the initial principal amount of the Notes originally issued with the net proceeds of a public offering of the Common Stock of Holdings or the Company, at a redemption price equal to 109% of the principal amount.

Covenants: The Credit Agreement and the Indenture related to the Notes (the "Notes Indenture") contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants related to dividends precludes the Company from paying annual dividends in excess of 25% of Excess Cash Flow, as defined in the Credit Agreement, for the prior fiscal year. As of June 30, 1999, restricted net assets of the Company were approximately $31.1 million. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Credit Agreement and Notes Indenture contain cross default provisions. The Company was in compliance with its debt covenants at June 30, 1999.

Holdings and all subsidiaries of the Company guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on the capital stock of the Company (pledged by Holdings) and its subsidiaries and substantially all assets of the Company and its subsidiaries.

6.   LOAN GUARANTEES AND CONCENTRATION OF CREDIT RISK

Loan Guarantees: The Company has agreed to provide a guarantee of up to $11.5 million related to an entity formed in 1995 to provide funding for the Company's network of independently-owned dealers and producers. All dealers or producers who are members of the entity must have arrangements with the Company for some purchase of its products. At June 30, 1999, the Company had funded $6.7 million on the guarantee. At December 31, 1998, the amount funded on the guarantee was $2.0 million. The Company recorded a loss reserve for the entire guarantee amount in 1998. Additionally, in August 1999 the Company issued a letter of credit for $3.3 million to secure an additional portion of the guarantee. The Company is not a member of this non-stock membership corporation and, thus, does not have an equity interest in the new entity; however, the Company did make a loan of $2.0 million to the entity to provide funding for its establishment and initial operation. The Company recorded a loss reserve for the $2.0 million loan in 1998.

Loan guarantees are also made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $5.6 million and $8.7 million at June 30, 1999 and December 31, 1998, respectively, under these types of arrangements. A loss reserve of $1.2 million, recorded in 1998, has been established for the above guarantees. The maturity dates of these guarantees extend through January 2009 with the majority of the guarantees maturing prior to 2003.

Concentration of Credit Risk: Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Substantially all of the Company's sales are to companies or individuals in agriculture-related businesses, with approximately 15% of its 1999 sales volume being feed for hogs. Hog producers continue to experience severely depressed market prices and the Company has outstanding trade receivables, loans and loan guarantees relating to customers in the hog industry.

Swine Purchase Commitments and Swine Operations: To capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at June 30, 1999, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 6.4 million feeders over the next eight years. Approximately 18% of these commitments are at fixed prices whereas the other 82% vary based on current or published futures prices. The net purchase commitment of 6.4 million feeders represents gross commitments during such period for the Company to purchase approximately
9.8 million feeders less 3.4 million feeders which are under contract to be sold to third parties.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 2.0 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At June 30, 1999 and December 31, 1998, the Company had $13.1 million and $10.3 million, respectively, in hog inventory.

Based on published market prices at June 30, 1999, the Company's net commitment to purchase the 6.4 million feeders totals approximately $236.0 million. This is a decrease of $14.0 million from such amount at December 31, 1998 due to feeder purchases during the past six months, additional contracts for the sale of feeders in the future and the decrease in hog market prices which decreased the Company's obligation on non-fixed price contracts. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company-owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15.0 million and $20.0 million. The Company recorded a loss of $2.9 million in the second quarter of 1999 and has a year to date loss of $8.9 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings, cash flows and liquidity.

6.  ACQUISITION COSTS

Included in general and administrative expenses in 1998 are $15.9 million in non-recurring expenses related to the Merger. These costs relate to compensation paid to management of the Company and $13.5 million in Merger consideration paid to holders of options and stock rights units.

7.  TRANSACTIONS WITH AFFILIATES

In the ordinary course of business, the Company contracts with Koch Industries for various administrative and support services. For the six months ended June 30, 1999 the total fees incurred in connection with such services amounted to $1.3 million. In the opinion of management, such fees were reasonable. The Company also entered into an exclusive commodity purchasing agreement with Koch Agriculture's Nutrient Services division commencing May 1, 1998. For the six months ended June 30, 1999, the Company purchased $272.7 million in commodities from Koch Agriculture's Nutrient Services division.

At June 30, 1999, accounts payable - affiliate consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services, payroll costs and accounts payable to Koch
Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $2.5 million. The total amount due for purchases of commodities amounted to $23.8 million.

ITEM 2  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company develops, manufactures and markets a comprehensive line of animal nutrition products for dairy cattle, beef cattle, hogs, horses and poultry, as well as specialty feeds for rabbits, zoo animals, birds, fish and pets. For the year ended December 31,1998 the product mix by volume was approximately 24% for dairy, 28% for beef cattle, 20% for hogs, 10% for horses, 8% for poultry and 10% for all others.

The feed industry generally prices products on the basis of aggregate ingredient cost plus a dollar amount margin, rather than a gross profit percentage. As ingredient prices fluctuate, the changes are generally passed on to customers through weekly changes in the Company's price lists. Feed tonnage and total margin, which is net sales minus cost of ingredients and direct manufacturing costs, and gross profit (margin less indirect manufacturing costs), rather than sales dollars, are the key indicators of performance because of the distortions in sales dollars caused by changes in commodity prices and product mix between complete feed and concentrate products, to which customers add their own base ingredients, such as corn and other grains. Historically, when the price of grains has been relatively high, more of the Company's customers have tended to purchase complete rations and the Company's sales volume has been higher; alternatively, when the price of grains has been relatively low, more of the Company's customers have tended to use their own grains and mix them with the Company's higher-margin concentrates, resulting in lower sales volume but relatively higher overall unit margins.

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

Additionally, to capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at June 30, 1999, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 6.4 million feeders over the next nine years through 2007. Approximately 18% of these commitments are at fixed prices whereas the other 82% vary based on current or published futures prices. The net purchase commitment of
6.4 million feeders represents gross commitments during such period for approximately 9.8 million feeders less 3.4 million feeders which have contractually been sold. These contractual sales are subject to the credit worthiness of the third parties which may have deteriorated due to the prolonged decline in the hog market.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 2.0 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At June 30, 1999 and December 31, 1998, the Company had $13.1 million and $10.3 million, respectively, in hog inventory.

Based on published market prices at June 30, 1999, the Company's net commitment to purchase the 6.4 million feeders totals approximately $236.0 million. This is a decrease of $14.0 million from such amount at December 31, 1998 due to feeder purchases during the past six months, additional contracts for the sale of feeders in the future and the decrease in hog market prices which decreased the Company's obligation on non-fixed price contracts. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company-owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15.0 million and $20.0 million. The Company recorded a loss of $2.9 million in the second quarter of 1999 and has a year to date loss of $8.9 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings, cash flows and liquidity.

The Company has focused on managing and mitigating the impact of the significant decline in hog prices on the Company's performance. The Company obtained covenant relief in December 1998 from its bank group for the next two years so that it can work to resolve its swine exposure. With the price of hogs having increased moderately from December 1998, which was the lowest price in nearly forty years, and through the efforts of management, the Company expects to mitigate some of its swine exposure in an effort to reduce the negative implications on future earnings, cashflow and liquidity. The Company has locked in a margin on market hogs to be marketed during the remainder of 1999. This was accomplished during April of 1999 by entering into futures contracts for market hogs and the major feed ingredients to grow the hogs. This action will result in limiting the risk of any market decline for the remainder of the year on these hogs, but will also limit the potential for gain if market prices significantly increase. The Company has not locked in any margin for hogs to be marketed after 1999 and, as such, the Company is subject to the risk of further fluctuations in the price of market hogs. At current prices for hogs, the Company's swine exposure could have a material adverse impact on results of operations and liquidity.

During the quarter ended June 30, 1999, the Company made the decision to discontinue manufacturing operations at five of its facilities.
Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds the estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded.

The Company will continue to review the performance of its facilities to attempt to optimize overall capacity and maximize profits. This review may result in the decision to discontinue operations at additional facilities which would result in an additional loss provision being recorded.

The Company's overall financial performance during the first six months of 1999 has been severely impacted by the overall depressed conditions in the agriculture industry. This is particularly evident in the swine industry where prices for market hogs remain depressed. These depressed conditions have resulted in a decrease of 29.5% in volume of swine feed sales for the six months ended June 30, 1999. As the Company anticipates these conditions to continue through 1999, it has retained external advisors (financial, operational and legal) to assist in evaluating potential opportunities to improve its overall financial performance and identify and implement strategic opportunities in its swine and other businesses. In connection with this evaluation, the Company incurred restructuring charges of $0.5 million during the quarter ended June 30, 1999. The Company believes that the evaluation will result in additional restructuring charges in the third quarter of 1999. Also, depending on the overall condition of the agricultural market, the charge could include a loss provision for additional plant closures. The evaluation is planned to be completed by the end of the third quarter of 1999.

The consolidated financial statements for the period prior to March 13, 1998 have been prepared on the predecessor basis of the Company. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs. The following discussion is based on comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998 and the six months ended June 30, 1999 to the sum of the three month and nineteen day period ended June 30, 1998 plus the seventy-one day period ended March 12, 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 11.5% from the 1998 period. Gross profit was $42.6 million for the three months ended June 30, 1999 compared to $48.4 million for the three months ended June 30, 1998. Overall volume was
1.0 million tons during the second quarter of 1999, a 6.1% decrease from the 1998 period. Average margin per ton was $40.71, a 7.1% decrease from the three month period ended June 30, 1998.

Both beef cattle and dairy cattle tons remained fairly consistent with the 1998 period as the 1.7% increase in dairy cattle tons was partially offset by a 0.6% decrease in beef cattle volume. Hog volume decreased 33.8% from the prior year due to the prevailing depressed market conditions and the resulting loss of one large customer in early 1999. Horse volume increased 10.6% over the 1998 period. The Company's horse volume has set all-time records during each month of the quarter with the continued success in growing this business attributable to continued aggressive marketing and promotion of product and the recognition by customers of the quality of the Company's products. Laying chicken and meatbird volume decreased 6.6% from 1998 which can be attributed to the loss of sales of turkey and broiler feed to two large customers during the second quarter of 1998. Specialty and other volume was fairly consistent with the 1998 period increasing approximately 2.7%.

Cost of products sold decreased $21.3 million, or 11.4% from the comparable 1998 period, due primarily to $22.2 million decrease in ingredient costs. This decrease was partially offset by second quarter 1999 net losses of $3.1 million from the Company's hog program due to the depressed hog market. Manufacturing expenses increased $2.2 million over the 1998 period due primarily to increased depreciation expense and increased labor costs associated with operational quality initiatives and integration costs incurred at the manufacturing facilities in connection with the Company's enhancement of its information system. Marketing, distribution and advertising costs increased $1.0 million due primarily to costs associated with the continued rollout of the America's Country Stores ("ACS Stores"). As of June 30, 1999, 33 ACS Stores are operational with another 25 under construction and expected to become operational during the remainder of 1999. Two ACS Stores are company-owned with the others being owned and operated by independent dealers.

General and administrative expenses increased $2.8 million from the 1998 period due to restructuring costs of $0.5 million and bad debt expense of $3.8 million that were recorded in the second quarter of 1999. The bad debt expense relates primarily to outstanding receivables from customers in the hog business and one large poultry customer. These increases were partially offset by a reduction in other costs due to an emphasis on cost control.

Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the original purchase price in March 1998. Research and development costs remained consistent with the 1998 period. Other income, net for the three months ended June 30, 1999 relates to service fees for swine and dairy management, finance income, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other income, net for the three months ended June 30, 1999 includes the $0.5 million loss on the Company's equity investments and losses on marketing arrangements offset by service fee and finance income.

Interest expense for the three months ended June 30, 1999 increased slightly over the 1998 period due to an increase in outstanding indebtedness. The Company's effective income tax rate differed from the statutory rate in both 1998 and 1999 due to amortization of goodwill not being allowed as a tax deduction. Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30,
1998

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 12.9% from the 1998 period. Gross profit was $84.6 million for the six months ended June 30, 1999 compared to $102.8 million for the six months ended June 30, 1998. Overall volume for the six months ended June 30, 1999 was 2.1 million tons compared to 2.3 million tons for the comparable 1998 period, a decrease of 5.2%. Average margin per ton was $39.36, a 10.2% decrease from the six month period ended June 30, 1998.

Both beef cattle and dairy cattle tons remained consistent with the 1998 period. Hog volume decreased 29.5% from the prior year due to the prevailing depressed market conditions and the resulting loss of one large customer in early 1999. Horse volume increased 11.0% over the 1998 period. The Company has had continued success in growing this business by aggressive marketing and promotion of product which has resulted in record volume sales in 1999. Laying chicken and meatbird volume decreased 10.4% from 1998 which can be attributed to the loss of sales of turkey and broiler feed to two large customers during the second quarter of 1998. Specialty and other volume was consistent with the 1998 period.

Cost of products sold decreased $46.6 million, or 11.7% from the comparable 1998 period, due primarily to $55.4 million decrease in ingredient costs. This decrease was partially offset by 1999 net losses of $7.6 million from the Company's hog program due to the depressed hog market. Manufacturing expenses increased $1.2 million over the 1998 period due primarily to increased depreciation expense and increased labor costs associated with operational quality initiatives and integration costs incurred at the manufacturing facilities in connection with the Company's enhancement of its information system. Marketing, distribution and advertising costs increased $2.1 million due primarily to costs associated with the continued rollout of the ACS Stores.

General and administrative expenses decreased $12.4 million from the 1998 period which included the $15.9 million of compensation paid to management and holders of options and stock rights units as part of the Merger. The decrease was partially offset by restructuring costs of $0.5 million and bad debt expense of $3.8 million that was recorded in the second quarter of 1999. The bad debt expense relates primarily to outstanding receivables from customers in the hog business and one large poultry customer. These increases were partially offset by a reduction in costs due to an emphasis on cost control.

Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the original purchase price in March 1998. Research and development costs remained consistent with the 1998 period. Other income, net for the six months ended June 30, 1999, relates to service fees for swine and dairy management, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other income for the six months ended June 30, 1999 includes the $1.8 million in service fee and finance income offset by the $1.5 million loss on the Company's equity investments and marketing arrangements.

Interest expense for the six months ended June 30, 1999 increased $4.6 million over the 1998 period as a result of the increase in the outstanding debt under the Credit Agreement and the Notes due 2010. The Company's effective income tax rate differed from the statutory rate in both 1998 and 1999 due to amortization of goodwill not being allowed as a tax deduction. Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

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

The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications. New software has been configured and implemented at 49 feed mills and the Company's corporate headquarters; the Company expects to complete the entire project by September 1999. The Company currently estimates that its costs to enhance its information systems beginning in 1997 and through the year 2000 will approximate $27 million, of which $2 to $3 million is yet to be incurred. The Company is also working with its key suppliers, customers and financial institutions to obtain assurances that their systems are year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, net cash used in operating activities was $49.3 million compared to net cash used in operating activities of $10.4 million during the same period in 1998. The increase from the prior year can primarily be attributed to the overall decrease in gross profit of $10.7 million before losses associated with the Company's hog program and payments to Koch Industries and Koch Agriculture of $16.0 million for operating payables. Additionally, interest and litigation payments increased $8.6 million and $2.8 million, respectively, over the 1998 period and the Company incurred cash hog losses of $8.2 million, an increase of $6.3 million over the prior year, and made $4.7 million in payments to fund guarantees. These increases are partially offset by the $15.9 million in compensation paid to management and holders of options and stock rights units as a part of the Merger in 1998.

Net cash used in investing activities was $12.1 million and $13.2 million for the six-month periods ended June 30, 1999 and 1998, respectively. The decrease is due to a decrease in capital expenditures of $2.0 million as construction of the Lubbock, Texas plant was completed in the last quarter of 1998. This decrease was partially offset by an increase in capital loans over the comparable 1998 period.

Net cash provided by financing activities in 1999 includes borrowings on the Revolving Credit Facility of $35.0 million less the repayment of Term Loans of $3.4 million. Net cash provided by financing activities in 1998 includes the proceeds from the Credit Agreement of $205.2 million and the proceeds from the Notes due 2010 of $350.0 million less the repayment of the Term Loans, Senior Subordinated Notes due 2003, and IRB Loans totaling $295.5 million and the dividend paid to Holdings of $237.2 million. In addition, net cash used in financing activities in 1998 includes payments of $12.0 million for financing costs. At June 30, 1999, $55.0 million was outstanding under the Revolving Credit Facility.

At June 30, 1999, the Company had $11.6 million in cash and cash equivalents on hand, and approximately $36.9 million was available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

The Company expects that capital expenditures during fiscal year 1999 will be approximately $25.0 million, which includes $6.0 million related to the new accounting and information reporting system. The Company's actual capital expenditures for the six months ended June 30, 1999 were $10.1 million. The Company may from time to time be required to make additional capital expenditures in connection with the execution of its business strategies. The Company plans to fund capital expenditures by using internally generated funds and, if necessary, borrowing capacity under the Revolving Credit Facility.

Liquidity needs have historically been met through internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility. Based on the current depressed agricultural industry, market conditions and current Company performance there is a possibility that funds generated by current levels of operations and the funds available under the Revolving Credit Facility may not be sufficient to meet working capital and short term liquidity requirements, capital expenditures and debt service. If additional liquidity requirements cannot be satisfied out of internally generated funds, the Company will be required to take certain actions, including reducing capital expenditures, selling assets, seeking additional equity or restructuring its debt to avoid defaults under its indebtedness. There can be no assurance that such actions could be effected or would be effective in allowing the Company to meet such liquidity needs. The inability to fund future capital expenditures could also have a material adverse effect on the Company's operations. Thus, the Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance its indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control and could have a material adverse impact on the Company.

The Company's ability to obtain financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes, should it need to do so, may be affected by cash requirements for debt service. In that regard, the Company has incurred substantially higher interest expense as a result of the issuance of the Notes and borrowings under the Credit Agreement. The Credit Agreement and the Notes Indenture contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The Credit Agreement requires the Company to make mandatory repayments of the Term Loan in amounts equal to 50% of Excess Cash Flow, as defined in the Credit Agreement. Based on Excess Cash Flow for 1998, a supplemental repayment was not required in 1999. Based on current management projections for Excess Cash Flow for 1999, the Company currently expects that a supplemental repayment will not be required in 2000. The Company was in compliance with its debt covenants at June 30, 1999.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize these items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 becomes effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

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

(Dollars in millions)
                                                                                                                        FAIR MARKET
                                                                                                                          VALUE AT
                                                                                                                          JUNE 30,
                                 1999<F1>     2000        2001        2002        2003        THEREAFTER    TOTAL           1999
                                 --------     ----        ----        ----        ----        ----------    -----       -----------
Notes                             $  --       $  --       $  --       $  --       $  --         $350.0      $350.0         $272.7
Interest rate                                                                                      9.0%

Variable rate
term debt
including current
portion:
   Tranche A                      $ 4.0       $10.3       $13.3       $16.3       $19.3         $ 29.8      $ 93.0         $ 93.0
   Interest rate <F2>
   Tranche B                      $ 0.2       $ 0.3       $ 0.3       $ 0.3       $ 0.3         $ 98.2      $ 99.6         $ 99.6
   Interest rate <F3>

<F1>Represents payments for the remainder of 1999
<F2>Eurodollar plus 2.75% (7.94% at June 30, 1999)
<F3>Eurodollar plus 3.25% (8.44% at June 30, 1999)

In 1998 the Company entered into an option contract to mitigate interest rate fluctuations on a notional amount of $75.0 million of debt under the Credit Agreement. The option contract provides that the Company will pay interest on the notional amount if the three month Eurodollar rate in the Credit Agreement falls below 5.2% and will receive interest if the three month Eurodollar rate is above 7.0. The Company entered into a swap contract on $114.7 million of amortizing debt under the Credit Agreement in February 1999. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 5.6% and will receive the three month Eurodollar rate. No material payments or receipts of interest have been made on the option contract in 1999. Based on interest rates at June 30, 1999, an increase in interest rates of 1.0% would result in an increase in interest expense of $1.5 million over the next year after considering the option contract and the swap contract.

                PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT                                                                                     PAGE NUMBER OR
NUMBER                               DESCRIPTION                                     INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------------
 3.1        Certificate of Incorporation of Purina Mills, Inc.                   Filed as Exhibit 3.1 to the
                                                                                 Registration Statement on
                                                                                 Form S-4 of Purina Mills, Inc.,
                                                                                 Registration No. 333-53865 and
                                                                                 incorporated herein by reference

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

 4.1        Indenture, dated as of March 12, 1998, between Purina Mills,         Filed as Exhibit 4.1 to the
            Inc., as issuer, and The First National Bank of Chicago, as          Registration Statement on Form S-4
            trustee, relating to the Notes (the "Indenture")                     of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.2        Form of 9% Senior Subordinated Note due 2010 of Purina               Filed as Exhibit 4.2 to the
            Mills, Inc. (the "New Notes") (included as Exhibit A of the          Registration Statement on Form S-4
            Indenture filed as Exhibit 4.1)                                      of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.3        Credit Agreement, dated as of March 12, 1998, among Purina           Filed as Exhibit 4.3 to the
            Mills, Inc., Chase Bank of Texas, National Association, as           Registration Statement on Form S-4
            Administrative Agent, and the other financial institutions           of Purina Mills, Inc., Registration
            parties thereto                                                      No. 333-53865 and incorporated herein
                                                                                 by reference

 4.4        Form of Guarantee and Collateral Agreement, dated March 12,          Filed as Exhibit 4.4 to the
            1998, among Purina Mills, Inc., the subsidiary guarantors            Registration Statement on Form S-4
            of Purina Mills, Inc. that are signatories thereto and Chase         of Purina Mills, Inc., Registration
            Bank of Texas, National Association                                  No. 333-53865 and incorporated herein
                                                                                 by reference

 4.5        PM Holdings Security Agreement, dated March 12, 1998,                Filed as Exhibit 4.5 to the
            between PM Holdings Corporation and Chase Bank of Texas,             Registration Statement on Form S-4
            National Association                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.6        PM Holdings Guaranty, dated March 12, 1998, between PM               Filed as Exhibit 4.6 to the
            Holdings Corporation and Chase Bank of Texas, National               Registration Statement on Form S-4
            Association                                                          of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference





EXHIBIT                                                                                     PAGE NUMBER OR
NUMBER                               DESCRIPTION                                     INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------------
 4.7        Registration Rights Agreement, dated as of March 12, 1998,           Filed as Exhibit 4.7 to the
            by and among Purina Mills, Inc. and the Initial Purchasers           Registration Statement on Form S-4
            listed therein, relating to the Notes                                of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.8        First Amendment dated as of December 31, 1998, to Credit             Filed as Exhibit 4.8 to the
            Agreement, dated March 12, 1998, among Purina Mills, Inc.,           Registration Statement on Form 10-K
            Chase Bank of Texas, National Association, as                        of Purina Mills, Inc., Registration
            Administrative Agent, and the other financial institutions           No. 333-53865 and incorporated herein
            parties thereto                                                      by reference

 10.1       Form of Purina Mills, Inc. Discretionary Capital                     Filed as Exhibit 10.2 to the
            Accumulation Plan for Key Employees                                  Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.2       Purina Mills, Inc./PM Holdings Corporation Severance                 Filed as Exhibit 10.3 to the
            Program for Key Employees, as amended and restated                   Registration Statement on Form S-4
            effective January 9, 1998                                            of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.3       Purina Mills, Inc. Supplemental Executive Retirement Plan,           Filed as Exhibit 10.4 to the
            effective as of January 1, 1998                                      Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.4       Koch Industries, Inc. Supplemental Executive Retirement              Filed as Exhibit 10.5 to the
            Plan, effective as of May 9, 1994                                    Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.5       Sub-Group Tax Sharing Agreement, dated March 12, 1998,               Filed as Exhibit 10.6 to the
            between PM Holdings Corporation and each of its                      Registration Statement on Form S-4
            subsidiaries listed therein                                          of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.6       Parent Tax Sharing Agreement, dated March 12, 1998,                  Filed as Exhibit 10.7 to the
            between Koch Industries, Inc. and PM Holdings Corporation            Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.7       Jet-Pro License Agreement between Purina Mills, Inc. and             Filed as Exhibit 10.8 to the
            Koch Feed Company, dated March 12, 1998                              Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference
                                25




EXHIBIT                                                                                     PAGE NUMBER OR
NUMBER                               DESCRIPTION                                     INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------------
 10.8       Koch Agriculture Supply Agreement between Purina Mills,              Filed as Exhibit 10.9 to the
            Inc. and Nutrition Supply and Trading, a division of Koch            Registration Statement on Form S-4
            Agriculture Company, dated March 12, 1998                            of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.9       License Agreement dated October 1, 1986 between Ralston              Filed as Exhibit 10.10 to the
            Purina Company and Purina Mills, Inc.                                Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.10<F*>  First Amendment dated June 30, 1999 to Koch Agriculture              Filed as Exhibit 10.10 to the Quarterly
            Supply Agreement between Purina Mills, Inc. and Nutrition            Report for the quarterly period ended
            Supply and Trading, a division of Koch Agriculture                   September 30, 1998 on Form 10-Q of Purina
            Company, dated March 12, 1998                                        Mills, Inc. Registration No. 333-53865 and
                                                                                 incorporated herein by reference

 10.11<F*>  First Amendment dated June 24, 1999 to Jet-Pro License               Filed as Exhibit 10.11 to the Quarterly
            Agreement between Purina Mills, Inc. and Koch Feed                   Report for the quarterly period ended
            Company, dated March 12, 1998                                        September 30, 1998 on Form 10-Q of Purina
                                                                                 Mills, Inc. Registration No. 333-53865 and
                                                                                 incorporated herein by reference

 27.1<F*>   Financial Data Schedule


--------------------
<F*>  Filed herewith


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June
30, 1999.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PURINA MILLS, INC.



Date: August 13, 1999              /s/ Del G. Meinz
                                   ---------------------------------
                                   Del G. Meinz
                                   Chief Accounting Officer

                                                 EXHIBIT INDEX
EXHIBIT                                                                                     PAGE NUMBER OR
NUMBER                               DESCRIPTION                                     INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------------
 3.1        Certificate of Incorporation of Purina Mills, Inc.                   Filed as Exhibit 3.1 to the
                                                                                 Registration Statement on
                                                                                 Form S-4 of Purina Mills, Inc.,
                                                                                 Registration No. 333-53865 and
                                                                                 incorporated herein by reference

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

 4.1        Indenture, dated as of March 12, 1998, between Purina Mills,         Filed as Exhibit 4.1 to the
            Inc., as issuer, and The First National Bank of Chicago, as          Registration Statement on Form S-4
            trustee, relating to the Notes (the "Indenture")                     of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.2        Form of 9% Senior Subordinated Note due 2010 of Purina               Filed as Exhibit 4.2 to the
            Mills, Inc. (the "New Notes") (included as Exhibit A of the          Registration Statement on Form S-4
            Indenture filed as Exhibit 4.1)                                      of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.3        Credit Agreement, dated as of March 12, 1998, among Purina           Filed as Exhibit 4.3 to the
            Mills, Inc., Chase Bank of Texas, National Association, as           Registration Statement on Form S-4
            Administrative Agent, and the other financial institutions           of Purina Mills, Inc., Registration
            parties thereto                                                      No. 333-53865 and incorporated herein
                                                                                 by reference

 4.4        Form of Guarantee and Collateral Agreement, dated March 12,          Filed as Exhibit 4.4 to the
            1998, among Purina Mills, Inc., the subsidiary guarantors            Registration Statement on Form S-4
            of Purina Mills, Inc. that are signatories thereto and Chase         of Purina Mills, Inc., Registration
            Bank of Texas, National Association                                  No. 333-53865 and incorporated herein
                                                                                 by reference

 4.5        PM Holdings Security Agreement, dated March 12, 1998,                Filed as Exhibit 4.5 to the
            between PM Holdings Corporation and Chase Bank of Texas,             Registration Statement on Form S-4
            National Association                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.6        PM Holdings Guaranty, dated March 12, 1998, between PM               Filed as Exhibit 4.6 to the
            Holdings Corporation and Chase Bank of Texas, National               Registration Statement on Form S-4
            Association                                                          of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference





EXHIBIT                                                                                     PAGE NUMBER OR
NUMBER                               DESCRIPTION                                     INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------------
 4.7        Registration Rights Agreement, dated as of March 12, 1998,           Filed as Exhibit 4.7 to the
            by and among Purina Mills, Inc. and the Initial Purchasers           Registration Statement on Form S-4
            listed therein, relating to the Notes                                of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 4.8        First Amendment dated as of December 31, 1998, to Credit             Filed as Exhibit 4.8 to the
            Agreement, dated March 12, 1998, among Purina Mills, Inc.,           Registration Statement on Form 10-K
            Chase Bank of Texas, National Association, as                        of Purina Mills, Inc., Registration
            Administrative Agent, and the other financial institutions           No. 333-53865 and incorporated herein
            parties thereto                                                      by reference

 10.1       Form of Purina Mills, Inc. Discretionary Capital                     Filed as Exhibit 10.2 to the
            Accumulation Plan for Key Employees                                  Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.2       Purina Mills, Inc./PM Holdings Corporation Severance                 Filed as Exhibit 10.3 to the
            Program for Key Employees, as amended and restated                   Registration Statement on Form S-4
            effective January 9, 1998                                            of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.3       Purina Mills, Inc. Supplemental Executive Retirement Plan,           Filed as Exhibit 10.4 to the
            effective as of January 1, 1998                                      Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.4       Koch Industries, Inc. Supplemental Executive Retirement              Filed as Exhibit 10.5 to the
            Plan, effective as of May 9, 1994                                    Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.5       Sub-Group Tax Sharing Agreement, dated March 12, 1998,               Filed as Exhibit 10.6 to the
            between PM Holdings Corporation and each of its                      Registration Statement on Form S-4
            subsidiaries listed therein                                          of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.6       Parent Tax Sharing Agreement, dated March 12, 1998,                  Filed as Exhibit 10.7 to the
            between Koch Industries, Inc. and PM Holdings Corporation            Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.7       Jet-Pro License Agreement between Purina Mills, Inc. and             Filed as Exhibit 10.8 to the
            Koch Feed Company, dated March 12, 1998                              Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference





EXHIBIT                                                                                     PAGE NUMBER OR
NUMBER                               DESCRIPTION                                     INCORPORATION BY REFERENCE TO
----------------------------------------------------------------------------------------------------------------------
 10.8       Koch Agriculture Supply Agreement between Purina Mills,              Filed as Exhibit 10.9 to the
            Inc. and Nutrition Supply and Trading, a division of Koch            Registration Statement on Form S-4
            Agriculture Company, dated March 12, 1998                            of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.9       License Agreement dated October 1, 1986 between Ralston              Filed as Exhibit 10.10 to the
            Purina Company and Purina Mills, Inc.                                Registration Statement on Form S-4
                                                                                 of Purina Mills, Inc., Registration
                                                                                 No. 333-53865 and incorporated herein
                                                                                 by reference

 10.10<F*>  First Amendment dated June 30, 1999 to Koch Agriculture              Filed as Exhibit 10.10 to the Quarterly
            Supply Agreement between Purina Mills, Inc. and Nutrition            Report for the quarterly period ended
            Supply and Trading, a division of Koch Agriculture                   September 30, 1998 on Form 10-Q of Purina
            Company, dated March 12, 1998                                        Mills, Inc. Registration No. 333-53865 and
                                                                                 incorporated herein by reference

 10.11<F*>  First Amendment dated June 24, 1999 to Jet-Pro License               Filed as Exhibit 10.11 to the Quarterly
            Agreement between Purina Mills, Inc. and Koch Feed                   Report for the quarterly period ended
            Company, dated March 12, 1998                                        September 30, 1998 on Form 10-Q of Purina
                                                                                 Mills, Inc. Registration No. 333-53865 and
                                                                                 incorporated herein by reference

 27.1<F*>   Financial Data Schedule



--------------------
<F*>  Filed herewith


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June
30, 1999.