Form 10-Q
period 1999-09-30
PURINA MILLS INC
filed 1999-11-15
CIK 913437

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q
      (Mark One)

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

                      Yes...X....  No........



                         Page 1 of 33 pages

                                 PURINA MILLS, INC.

                                  Table of Contents
                         Form 10-Q for the Quarterly Period
                              Ended September 30, 1999

                                                                                   Page
                                                                                   ----
PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets at September 30, 1999
            and December 31,1998                                                      3

            Consolidated Statements of Operations for
            the three months ended September 30, 1999 and
            1998, the nine months ended September 30, 1999,
            the six month and nineteen day period ended
            September 30, 1998 and the seventy-one day period
            ended March 12, 1998                                                      4

            Consolidated Statements of Cash Flows for
            the nine months ended September 30, 1999, the
            six month and nineteen day period ended
            September 30, 1998 and the seventy-one day period
            ended March 12, 1998                                                      5

            Notes to Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               16

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk                                                                 26

PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                                            27

SIGNATURE                                                                            30

PURINA MILLS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31, 1998
                                                                               (DERIVED FROM
                                                                             AUDITED FINANCIAL
                                                     SEPTEMBER 30, 1999          STATEMENTS
                                                     ------------------      -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 $ 29,900                $ 41,446
Accounts receivable, net                                    34,293                  44,105
Inventories                                                 54,172                  61,862
Prepaid expenses and other current assets                    1,825                   3,785
Deferred income taxes                                       18,233                  16,428
                                                     -----------------------------------------
TOTAL CURRENT ASSETS                                       138,423                 167,626

Property, plant and equipment, net                         238,852                 262,791
Intangible assets, net                                     320,112                 333,633
Other assets                                                75,673                  51,658
                                                     -----------------------------------------
TOTAL ASSETS                                              $773,060                $815,708
                                                     =========================================

LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable--other                                   $ 28,431                $ 50,559
Accounts payable--affiliate                                 20,691                  42,321
Customer advance payments                                    2,874                  16,870
Current portion of long-term debt                          630,106                   7,550
Other current liabilities                                   41,315                  34,742
                                                     -----------------------------------------
TOTAL CURRENT LIABILITIES                                  723,418                 152,042

Retirement obligations                                      26,611                  26,061
Accrued post-retirement benefit costs                          527                     458
Other liabilities                                            6,407                  12,461
Long-term debt                                                  --                 558,547

STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value: 1,000 shares
   authorized, issued and outstanding                           --                      --
Additional paid-in capital                                 109,290                 109,290
Retained deficit                                           (93,192)                (43,151)
                                                     -----------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                  16,098                  66,139
                                                     -----------------------------------------
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                  $773,060                $815,708
                                                     =========================================


(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                         POST-MERGER                         POST-MERGER                PRE-MERGER
                                               -------------------------------     -------------------------------     ------------
                                               THREE MONTHS      THREE MONTHS       NINE MONTHS         PERIOD            PERIOD
                                                   ENDED             ENDED             ENDED          MARCH 13 TO       JANUARY 1
                                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     TO MARCH 12,
                                                   1999              1998              1999              1998              1998
                                               -------------     -------------     -------------     -------------     ------------
NET SALES                                        $203,804          $233,677          $641,246          $521,749          $214,272

COSTS AND EXPENSES:
Cost of products sold                             161,525           185,435           514,404           413,716           171,233
Marketing, distribution and
   advertising                                     22,276            21,132            68,499            47,703            17,543
General and administrative                         20,761            14,053            54,265            32,388            27,573
Amortization of intangibles                         3,762             4,568            11,348            10,683             3,838
Research and development                            1,454             1,319             4,457             3,247             1,376
Provision for plant closings                           --                --            19,665                --                --
Other (income) expense, net                           195             1,703              (335)            1,646               109
                                               -------------------------------     -------------------------------     ------------
                                                  209,973           228,210           672,303           509,383           221,672

OPERATING INCOME (LOSS)                            (6,169)            5,467           (31,057)           12,366            (7,400)
Interest expense                                   13,762            10,999            39,931            26,457             6,144
                                               -------------------------------     -------------------------------     ------------
Loss before income taxes                          (19,931)           (5,532)          (70,988)          (14,091)          (13,544)
Benefit for income taxes                           (4,893)           (1,472)          (20,947)           (4,031)           (5,050)
                                               -------------------------------     -------------------------------     ------------

NET LOSS                                         $(15,038)         $ (4,060)         $(50,041)         $(10,060)         $ (8,494)
                                               ===============================     ===============================     ============


(SEE ACCOMPANYING NOTES)

PURINA MILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                    POST-MERGER                        PRE-MERGER
                                                                     ----------------------------------------       ---------------
                                                                        NINE MONTHS               PERIOD                 PERIOD
                                                                           ENDED                MARCH 13 TO           JANUARY 1 TO
                                                                     SEPTEMBER 30, 1999     SEPTEMBER 30, 1998       MARCH 12, 1998
                                                                     ------------------     ------------------       --------------
OPERATING ACTIVITIES:
Net loss                                                                 $(50,041)              $ (10,060)              $  (8,494)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                           34,526                  27,746                   9,908
   Provision for loss on asset disposition                                    694                     223                     169
   Provision for plant closings                                            19,665                      --                      --
   Provision for deferred taxes                                           (20,947)                 (3,476)                   (108)
   Other                                                                  (41,884)                 43,292                 (38,826)
                                                                     --------------------------------------------------------------
Net cash provided by (used in) operating activities                      $(57,987)              $  57,725               $ (37,351)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                 (15,872)                (16,185)                 (4,486)
Other                                                                      (1,696)                   (265)                    156
                                                                     --------------------------------------------------------------
Net cash used in investing activities                                    $(17,568)              $ (16,450)              $  (4,330)

FINANCING ACTIVITIES:
Proceeds from Senior Subordinated Notes                                        --                      --                 350,000
Proceeds from Term Loans                                                       --                      --                 200,000
Proceeds of Revolving Credit Facility, net                                 67,471                      --                      --
Repayment of Term Loans, Senior Sub. Notes & IRBs                          (3,400)               (296,826)                     --
Payment of dividends to PM Holdings Corporation                                --                      --                (237,172)
Payment of financing costs                                                     --                    (371)                (11,894)
Other                                                                         (62)                   (112)                 (2,300)
                                                                     --------------------------------------------------------------
Net cash provided by (used in) financing activities                      $ 64,009               $(297,309)              $ 298,634

Increase (decrease) in cash and cash equivalents                          (11,546)               (256,034)                256,953
Cash and cash equivalents at beginning of period                           41,446                 284,573                  27,620
                                                                     --------------------------------------------------------------
Cash and cash equivalents at end of period                               $ 29,900               $  28,539               $ 284,573
                                                                     ==============================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                              $ 32,179               $  24,318               $  11,267
   Income taxes                                                               565                     351                      43


(SEE ACCOMPANYING NOTES)

                PURINA MILLS, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  FINANCIAL RESTRUCTURING DEVELOPMENTS

The economic environment in the agricultural industry during 1998 and 1999 has been a difficult one for many individual producers and companies that participate in the sector. Livestock commodity prices have been depressed and reached historic lows in many markets. In addition to the overall economic environment, there is significant continuing competition in all areas of agriculture, including the feed industry.

In connection with the 1998 Merger (defined below), the Company incurred a significant amount of indebtedness. As of March 31, 1998, the Company had approximately $557.2 million of consolidated indebtedness, and its stockholders' equity was approximately $109.4 million. Of the total $669.6 million required to consummate the 1998 Merger and related transactions, $559.9 million was supplied by indebtedness and $109.7 million was supplied by equity contributions. Since the 1998 Merger, a significant portion of the Company's cash flow from operations has been dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. The Company's substantial degree of leverage has limited its flexibility to adjust to the depressed conditions in the agricultural industry and made it particularly vulnerable to the downturn in the swine market.

As a result of its financial condition during 1999 and its substantial degree of leverage, the Company's ability to finance its working capital requirements and implement its business plan (the "Business Plan") have been adversely affected by its cash requirements for debt service. On September 15, 1999, the Company failed to make a scheduled interest payment of $15.75 million due to holders of the 9% Senior Subordinated Notes due 2010 (the "Notes"). On October 21, 1999, the Indenture Trustee for the Notes accelerated such Notes as a result of the failure to make such interest payment. On September 30, 1999, the Company failed to pay $2.1 million in principal payments due on the Term Loan (defined below) under the Credit Agreement (defined below). Such principal payment was subsequently made on October 28, 1999. The Company is in default under both the Notes Indenture (defined below) and the Credit Agreement.

Faced with these events and an inability to service future interest payment on the Notes, the Company and certain of its subsidiaries commenced reorganization cases under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on October 28, 1999 (the "Petition Date"). In connection with the Company's preparations for the filing of the reorganization cases, the Company determined that they would need to obtain debtor in possession financing to ensure sufficient liquidity to meet their ongoing operating needs. On October 29, 1999, the Company obtained preliminary Bankruptcy Court approval for borrowings up to $20 million under the Debtor in Possession Credit Agreement (the "DIP Credit Agreement"). The Company will seek final Bankruptcy Court approval on November 15, 1999 for borrowings of up to $50 million under the DIP Credit Agreement. The agreement will mature November 1, 2000.

The Company filed a Form 8-K on November 10, 1999 with the Securities and Exchange Commission, which includes preliminary drafts of a plan of reorganization and a disclosure statement. As described in the preliminary draft disclosure statement, a potential settlement has been negotiated between Koch Industries, Inc. ("Koch Industries") and an unofficial committee representing holders of Notes ("Noteholders"). On October 9, 1999, Noteholders representing approximately 55% of the total amount of $350 million of the Company's Notes, have agreed to the terms of the settlement. The Company is not a party to the settlement, but is reviewing and analyzing the terms of the settlement. If the Company determines that the settlement is appropriate, it will revise and update the plan of reorganization and disclosure statement to include provisions consistent with the settlement. The potential settlement with the Noteholders proposes a $60 million cash contribution by Koch Industries and contemplates Koch Industries receiving no consideration for its current equity interest in Holdings (defined below), the parent company of Purina Mills. A reorganization plan has not yet been submitted to the Bankruptcy Court, accordingly, the financial statements at September 30, 1999 do not include any adjustments that might reflect the potential outcome for the bankruptcy.


2. BASIS OF PRESENTATION

Pursuant to the January 9, 1998 Agreement and Plan of Merger (the "Merger Agreement") among PM Holdings Corporation ("Holdings"), Koch Agriculture Company ("Koch Agriculture") and Arch Acquisition Corporation, a wholly owned subsidiary of Koch Agriculture, Arch Acquisition Corporation was merged with and into Holdings (the "Merger"), with Holdings being the surviving corporation. As a result of the Merger, all of the shares of the common stock of Holdings ("Holdings common stock"), par value $.01 per share outstanding immediately prior to March 12, 1998, were canceled and converted into the right to receive cash consideration of $540 per share (the "Merger Consideration"). In addition, pursuant to the Merger Agreement, each outstanding stock option and stock rights unit became 100% vested. Option holders and stock rights unit holders received the Merger Consideration, less the exercise price of the stock options, for each share of Holdings common stock into which such stock options and stock rights units were exercisable immediately prior to March 12, 1998. As a result of the Merger, Koch Agriculture owns 100% of Holdings, which owns 100% of Purina Mills (the "Company").

The sources and use of funds required to consummate the Merger and related financings are summarized below. See Note 6 for a description of long-term indebtedness.

Sources of funds (in millions):


         New Credit Facilities
            Term Loans                                   $200.0
            Revolving Credit Facility                       9.9
         Notes                                            350.0
         Equity Contribution to Holdings                  109.7
                                                        --------
              Total                                      $669.6
                                                        ========

Use of funds (in millions):


         Purchase price for equity of Holdings           $258.7
         Repayment of existing indebtedness               385.5
         Fees and expenses                                 25.4
                                                        --------
              Total                                      $669.6
                                                        ========

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

The allocation of the $109.3 million purchase price for the Company is summarized as follows (in millions):


         Current assets                                 $ 130.8
         Property, plant and equipment                    268.0
         Intangible assets                                343.1
         Other noncurrent assets                           47.6
         Liabilities assumed                             (680.2)
                                                       ----------
              Total                                     $ 109.3
                                                       ==========

The consolidated balance sheet at September 30, 1999 and the consolidated statements of operations and cash flows for the periods ended September 30, 1999 and 1998 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for fiscal 1999 interim periods are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 was derived from the Company's December 31, 1998 audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

In connection with the Merger, the Company entered into an exclusive commodity purchasing agreement with Koch Agriculture, whereby its Nutrient Services division supplies the Company with all of its requirements for feed ingredients commencing May 1, 1998. The cost of the ingredients to the Company for the period May 1, 1998 through October 28, 1999 was equal to the spot market price less a discount of $3.50 per ton. On October 27, 1999 the Company, Koch Industries and Koch Agriculture entered into a Transition Services Agreement. As part of this agreement, effective October 29, 1999, for a period of 120 days, Koch Agriculture has agreed to continue purchasing ingredients for the Company at a cost equal to the spot market price without discount. Furthermore, the parties to the agreement have agreed to continue in good faith with the orderly transition of the commodity purchasing function to the Company.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company and Holdings are part of tax sharing agreements with Koch Industries effective as of the date of the Merger. The agreement provides that the tax liability of the group shall be allocated to the members of this group on the basis of the percentage of the member's total tax, if computed on a separate return, would bear to the total amount of the taxes of all members of the group so computed. If the Company's tax attributes are utilized by another member of the group, such member will reimburse the Company when the Company would have been able to utilize such attributes in computing the Company's separate taxable income. The Company's tax provision for all periods after March 12, 1998 are computed on this basis. The results of operations of the Company after March 12, 1998 through September 30, 1999 will be included in the consolidated U.S. corporation income tax return and certain consolidated state income tax returns of Koch Industries. The results of operations of the Company for the period January 1 to March 12, 1998 were included in the consolidated U.S. corporation income tax return of Holdings.

Internal Use Software

The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications so that they will be year 2000 compliant. In connection with this process, the Company has purchased and is implementing an enhanced accounting and information reporting system. The Company adopted Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1") in 1998. Since the Company's existing policies were materially in accordance with the provisions of SOP 98-1, adoption of the provisions of SOP 98-1 were immaterial. All other related costs of implementing the Company's new computer systems are expensed as incurred. Total capitalized software costs were $16.2 million and $13.4 million as of September 30, 1999 and December 31, 1998, respectively. The Company is amortizing the costs associated with the project using the straight-line method over five years, the expected life of the system.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the consolidated financial statement presentation at September 30, 1999 and the periods then ended.

4.  INVENTORIES

Inventories consist of the following (in thousands):

                                                  SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                  ------------------       -----------------
      Raw materials                                     $30,760                 $34,619
      Finished goods                                     11,080                  12,391
      Animals                                            12,332                  14,852
                                                  ------------------------------------------
      Total inventories                                 $54,172                 $61,862
                                                  ==========================================

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                  SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                  ------------------      -----------------
         Land                                          $ 13,406                $ 13,312
         Buildings                                       85,472                  77,192
         Machinery and equipment                        174,630                 188,512
         Construction in progress                        11,059                   7,547
                                                  -----------------------------------------
                                                        284,567                 286,563
         Accumulated depreciation                       (45,715)                (23,772)
                                                  -----------------------------------------
            Total                                      $238,852                $262,791
                                                  =========================================

During the quarter ended June 30, 1999, the Company made the decision to discontinue or curtail manufacturing operations at five of its facilities. Products for distribution to customers of the closed facilities are being manufactured at the Company's other facilities. In connection with these plant closures, the Company recorded a loss of $13.1 million on manufacturing assets, representing the amount by which the book value exceeds estimated fair value. Estimated demolition costs of $1.2 million, severance costs of $0.4 million and a write-off of $5.0 million for related goodwill were also recorded.

The Company will continue to review the performance of its facilities to attempt to optimize overall capacity and maximize profits. This review may result in the decision to discontinue operations at additional facilities which could result in an additional loss provision being recorded.

6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                  SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                  ------------------      -----------------
         Term Loan                                     $192,625                $196,025
         Senior Subordinated Notes due 2010             350,000                 350,000
         Revolving Credit Facility                       87,471                  20,000
         Other                                               10                      72
                                                  -----------------------------------------
            Total                                      $630,106                $566,097
                                                  =========================================

As a result of the failure to make the scheduled interest payment of $15.75 million due to the Noteholders, the Indenture Trustee accelerated such Notes. Also, the Company failed to timely pay $2.1 million due September 30, 1999 on the Term Loan (defined below) and accordingly, the Company is in default under both the Notes Indenture (defined below) and the Credit Agreement (defined below). Amounts owed are thus reflected as current liabilities as of September 30, 1999. At December 31, 1998, the current portion of long-term debt was $7.6 million and $558.5 million was reflected as long-tem debt.

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

The proceeds of the Term Loan were borrowed in full on the date of the consummation of the Offering, in addition to $9.9 million under the Revolving Credit Facility, and were used to finance the Merger and related fees and expenses. Proceeds of the Revolving Credit Facility were also used to redeem the Company's outstanding Industrial Revenue Bonds and are available to finance the Company's ongoing working capital requirements. At September 30, 1999, a balance of $87.5 million was outstanding under the Revolving Credit Facility. The Revolving Credit Facility also may be used in part for the issuance of letters of credit to be used solely for ordinary course of business purposes of the Company and its subsidiaries. At September 30, 1999, the Company had $12.5 million in outstanding letters of credit under the Revolving Credit Facility. Accordingly, at September 30, 1999, no amount was available for future borrowing under the Revolving Credit Facility. The Company is charged an annual fee of 0.5% for amounts available but unused under the Revolving Credit Facility. In addition, the Company is charged a fee of 2.0% per annum on the daily average amount available for drawing under any letter of credit to the bank that has issued such letter of credit. Loans under the Credit Agreement bear interest at floating rates which are, at the Company's option, based either upon bank prime or Eurodollar rates. Rates on outstanding borrowings averaged 8.3% at September 30, 1999.

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

Notes: The Company sold $350.0 million aggregate principal amount of Notes generating gross proceeds of $350.0 million. The Notes are senior subordinated, unsecured obligations of the Company and bear interest at 9% per annum.

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

Covenants: The Credit Agreement and the Indenture related to the Notes (the "Notes Indenture") contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness or issue preferred stock, to acquire (including a limitation on capital expenditures) or dispose of assets or operations and to pay dividends. The most restrictive of the covenants related to dividends precludes the Company from paying annual dividends in excess of 25% of Excess Cash Flow, as defined in the Credit Agreement, for the prior fiscal year. As of September 30, 1999, restricted net assets of the Company were approximately $11.2 million. The Term Loan and Revolving Credit Facility also require the Company to satisfy certain financial covenants and tests. The Credit Agreement and Notes Indenture contain cross default provisions. As stated in Note 1, the Company was in default under both the Notes Indenture and the Credit Agreement as of September 30, 1999.

Holdings and certain subsidiaries of the Company, certain of which have also filed reorganization cases under Chapter 11 of the U.S. Bankruptcy Code, guarantee the Company's obligations under the Credit Agreement. Borrowings under the Credit Agreement are also secured by a first priority lien on the capital stock of the Company (pledged by Holdings) and its subsidiaries and substantially all assets of the Company and its subsidiaries.

7.  LOAN GUARANTEES AND CONCENTRATION OF CREDIT RISK

Loan Guarantees: The Company has agreed to provide a guarantee of up to $11.5 million related to an entity formed in 1995 to provide funding for the Company's network of independently-owned dealers and producers. All dealers or producers who are members of the entity must have arrangements with the Company for some purchase of its products. At September 30, 1999, the Company had funded $6.7 million on the guarantee. At December 31, 1998, the amount funded on the guarantee was $2.0 million. The Company recorded a loss reserve for the entire guarantee amount in 1998. Additionally, in August 1999 the Company issued a letter of credit for $3.3 million to secure the unfunded portion of the guarantee. The Company is not a member of this non-stock membership corporation and, thus, does not have an equity interest in the new entity; however, the Company did make a loan of $2.0 million to the entity to provide funding for its establishment and initial operation. The Company recorded a loss reserve for the $2.0 million loan in 1998.

Loan guarantees are also made to banks to assist the Company's customers in obtaining bank loans for working capital, lines of credit, and additions to property, plant and equipment. The guarantee arrangements essentially have the same credit risk as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral (e.g., farm animals, property, personal guarantees) is usually obtained based on management's assessment of the specific customer's credit risk. The Company had guarantees of approximately $5.4 million and $8.7 million at September 30, 1999 and December 31, 1998, respectively, under these types of arrangements. A loss reserve of $1.2 million, recorded in 1998, has been established for the above guarantees. The maturity dates of these guarantees extend through January 2009 with the majority of the guarantees maturing prior to 2003.

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

Swine Purchase Commitments and Swine Operations: To capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at September 30, 1999, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over 4.1 million feeders over the next eight years. Approximately 14% of these commitments are at fixed prices whereas the other 86% vary based on current or published futures prices. The net purchase commitment of 4.1 million feeders represents gross commitments during the period for the Company to purchase approximately
8.0 million feeders less 3.9 million feeders which are under contract to be sold to third parties.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 2.0 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At September 30, 1999 and December 31, 1998, the Company had $9.5 million and $10.3 million, respectively, in hog inventory.

Based on published market prices at September 30, 1999, the Company's net commitment to purchase the 4.1 million feeders totals approximately $160.0 million. This is a decrease of $90.0 million from such amount at December 31, 1998 due to feeder purchases during the first nine months of 1999, renegotiation of future purchase agreements, additional contracts for the sale of feeders and the change in hog market prices. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15.0 million and $20.0 million. The Company recorded a loss of $4.1 million in the third quarter of 1999 and has a year to date loss of $13.0 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings, cash flows and liquidity.

8.  NONRECURRING CHARGES

During the third quarter of 1999, the Company conducted a comprehensive strategic business review, including the development of a business plan which addressed both short-term and longer-term issues required to stabilize and turn-around the business. The Business Plan, developed over a number of months in consultation with the Company's external advisors, establishes a corporate mission and strategy. In connection with the Business Plan and the reorganization cases under Chapter 11 of the U.S. Bankruptcy Code, the Company incurred advisory fees and
expenses of $2.1 million during the third quarter.   Additionally, the
Company has recorded severance costs of $3.0 million in connection with the Business Plan during 1999. The severance costs and advisory fees are included in general and administrative expenses.

9.  ACQUISITION COSTS

Included in general and administrative expenses in 1998 are $15.9 million in non-recurring expenses related to the Merger. These costs relate to compensation paid to management of the Company and $13.5 million in Merger consideration paid to holders of options and stock rights units.

10.  TRANSACTIONS WITH AFFILIATES

In the ordinary course of business, the Company contracts with Koch Industries for various administrative and support services. For the nine months ended September 30, 1999 the total fees paid in connection with such services amounted to $3.3 million. In the opinion of management, such fees were reasonable. The Company also entered into an exclusive commodity purchasing agreement with Koch Agriculture's Nutrient Services division commencing May 1, 1998. For the nine months ended September 30, 1999, the Company purchased $320.1 million in commodities from Koch Agriculture's Nutrient Services division.

At September 30, 1999, accounts payable - affiliate consists of noninterest-bearing current accounts payable to Koch Industries for administrative and support services, payroll costs and accounts payable to Koch Agriculture for commodity purchases. The total amount due for administrative and support services including payroll and related costs amounted to $0.3 million. The total amount due for purchases of commodities amounted to $20.4 million.

On October 27, 1999, the Company entered into a Transition Services Agreement with Koch Industries and Koch Agriculture. Pursuant to the agreement, Koch Industries and Koch Agriculture will continue to provide, on terms substantially similar to the terms existing prior to the execution of the agreement, payroll processing and administration of employee benefit programs, access to certain information technology systems, availability of certain insurance programs and certain additional administrative support services. As part of this agreement, effective October 29, 1999, for a period of 120 days, Koch Agriculture has agreed to continue purchasing ingredients for the Company at a cost equal to the spot market price without discount. Furthermore, the parties to the agreement have agreed to continue in good faith with the orderly transition of the commodity purchasing function to the Company.

ITEM 2  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company's overall financial performance during the first nine months of 1999 has been severely impacted by the overall depressed conditions in the agriculture industry. This is particularly evident in the swine industry where prices for market hogs remain depressed. These depressed conditions have resulted in a decrease of 31.7% in volume of swine feed sales for the nine months ended September 30, 1999.

In connection with the 1998 Merger, the Company incurred a significant amount of indebtedness. As of March 31, 1998, the Company had approximately $557.2 million of consolidated indebtedness, and its stockholders' equity was approximately $109.4 million. Of the total $669.6 million required to consummate the 1998 Merger and related transactions, $559.9 million was supplied by indebtedness and $109.7 million was supplied by equity contributions. Since the 1998 Merger, a significant portion of the Company's cash flow from operations has been dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations. The Company's substantial degree of leverage has limited its flexibility to adjust to the depressed conditions in the agricultural industry and made it particularly vulnerable to the downturn in the swine market.

As a result of its financial condition during 1999 and its substantial degree of leverage, the Company's ability to finance its working capital requirements and implement its Business Plan have been adversely affected by its cash requirements for debt service. On September 15, 1999, the Company failed to make a scheduled interest payment of $15.75 million due to the Noteholders. On October 21, 1999, the Indenture Trustee for the Notes accelerated such Notes as a result of the failure to make such interest payment. On September 30, 1999, the Company failed to pay $2.1 million in principal payments due on the Term Loan under the Credit Agreement. Such principal payment was subsequently made on October 28, 1999. The Company is in default under both the Notes Indenture and the Credit Agreement.

Faced with these events and an inability to service future interest payment on the Notes, the Company and certain of its subsidiaries commenced reorganization cases under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. In connection with the Company's preparations for the filing of the reorganization cases, the Company determined that they would need to obtain debtor in possession financing to ensure sufficient liquidity to meet their ongoing operating needs. On October 29, 1999, the Company obtained preliminary Bankruptcy Court approval for borrowings up to $20 million under the DIP Credit Agreement. The Company will seek final Bankruptcy Court approval on November 15, 1999 for borrowings of up to $50 million under the DIP Credit Agreement. The agreement will mature November 1, 2000.

During the third quarter of 1999, the Company conducted a comprehensive strategic business review, including the development of a business plan which addressed both short-term and longer-term issues required to stabilize and turn-around the business. The Business Plan, developed over a number of months in consultation with the Company's external advisors, establishes a corporate mission and strategy. In connection with the Business Plan and the reorganization cases under Chapter 11 of the U.S. Bankruptcy Code, the Company incurred advisory fees and
expenses of $2.1 million during the third quarter.   Additionally, the
Company has recorded severance costs of $3.0 million in connection with the Business Plan during 1999. The severance costs and advisory fees are included in general and administrative expenses.

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

The economic environment in the agricultural industry during 1998 and 1999 has been a difficult one for many individual producers and companies that participate in the sector. Livestock commodity prices have been depressed and reached historic lows in many markets. In addition to the overall economic environment, there is significant continuing competition in all areas of agriculture, including the feed industry.

Competition in the industry has caused the Company and some of its competitors to develop market and production risk arrangements for their customers to promote sales. The Company has entered into several production and marketing joint venture arrangements with its animal production customers, especially in the swine sector, in order to facilitate additional feed sales.

Additionally, to capitalize on the consolidation of the hog industry, the Company implemented a strategy in 1997 that was expected to result in control over the feeding of approximately six million market hogs over four years. The program provides a source of high quality weanlings and feeder pigs ("feeders") to independent hog producers and gains the related feed business for the Company. Under this program, at September 30, 1999, the Company has future net purchase commitments, subject to the counterparties' ability to perform, to acquire over
4.1 million feeders over the next eight years. Approximately 14% of these commitments are at fixed prices whereas the other 86% vary based on current or published futures prices. The net purchase commitment of
4.1 million feeders represents gross commitments during such period for approximately 8.0 million feeders less 3.9 million feeders which have contractually been sold. These contractual sales are subject to the credit worthiness of the third parties which may have deteriorated due to the prolonged decline in the hog market.

Additionally, the Company has direct ownership of several hog operations which are expected to produce an additional 2.0 million feeders over the next ten years. As hog producers are experiencing severely depressed market prices for their end products, the Company has significant exposure relating to its feeder pig program, direct hog ownership and joint venture interests in hog operations. At September 30, 1999 and December 31, 1998, the Company had $9.5 million and $10.3 million, respectively, in hog inventory.

Based on published market prices at September 30, 1999, the Company's net commitment to purchase the 4.1 million feeders totals approximately $160.0 million. This is a decrease of $90.0 million from such amount at December 31, 1998 due to feeder purchases during the past nine months, additional contracts for the sale of feeders in the future and the decrease in hog market prices which decreased the Company's obligation on non-fixed price contracts. Upon receipt of the feeders the Company can either sell them at current market prices, feed the pigs at Company-owned or leased facilities, or contract with independent producers to feed the pigs. Based on 1999 contractual commitments, estimated feed costs, counterparty risks and current spot and futures prices, the Company estimates that its 1999 loss associated with its swine exposure will range between $15.0 million and $20.0 million. The Company recorded a loss of $4.1 million in the third quarter of 1999 and has a year to date loss of $13.0 million. Depending on the future market price for both feeders and market hogs, any or all of the options available to the Company could have significant adverse impact on earnings, cash flows and liquidity.

The Company has focused on managing and mitigating the impact of the significant decline in hog prices on the Company's performance. The Company obtained covenant relief in December 1998 from its bank group for the next two years so that it can work to resolve its swine exposure. With the price of hogs having increased moderately from December 1998, which was the lowest price in nearly forty years, and through the efforts of management, the Company expects to mitigate some of its swine exposure in an effort to reduce the negative implications on future earnings, cashflow and liquidity. The Company has locked in a margin on market hogs to be marketed during the remainder of 1999. This was accomplished during April of 1999 by entering into futures contracts for market hogs and the major feed ingredients to grow the hogs. This action will result in limiting the risk of any market decline for the remainder of the year on these hogs, but will also limit the potential for gain if market prices significantly increase. The Company has locked in some, but not all, margin for hogs to be marketed in 2000 and, as such, the Company is subject to risk of further fluctuations in the price of market hogs. At current prices for hogs, the Company's swine exposure could have a material adverse impact on results of operations and liquidity.

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

The consolidated financial statements for the period prior to March 13, 1998 have been prepared on the predecessor basis of the Company. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, interest expense and post-retirement health care costs. The following discussion is based on comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998 and the nine months ended September 30, 1999 to the sum of the three month and nineteen day period ended September 30, 1998 plus the seventy-one day period ended March 12, 1998.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 12.8% from the 1998 period. Gross profit was $42.3 million for the three months ended September 30, 1999 compared to $48.2 million for the three months ended September 30, 1998. Overall volume was 1.0 million tons during the third quarter of 1999, a 8.1% decrease from the 1998 period. Average margin per ton was $41.47, a 2.2% decrease from the three month period ended September 30, 1998.

Both beef cattle and dairy cattle tons remained fairly consistent with the 1998 period as the 1.5% increase in dairy cattle tons was offset by a 1.9% decrease in beef cattle volume. Hog volume decreased 35.8% from the prior year due to the prevailing depressed market conditions and the resulting loss of one large customer in early 1999. Horse volume increased 8.2% over the 1998 period. The Company's horse volume has set all-time records during each month of the quarter with the continued success in growing this business attributable to continued aggressive marketing and promotion of product and the recognition by customers of the quality of the Company's products. Laying chicken and meatbird volume decreased 19.7% from 1998 which can be attributed to the loss of the Company's largest meatbird customer at the beginning of September 1999. Specialty and other volume was fairly consistent with the 1998 period increasing approximately 3.2%.

Cost of products sold decreased $23.9 million, or 12.9% from the comparable 1998 period, due primarily to the $28.6 million decrease in ingredient costs. This decrease was partially offset by third quarter 1999 net losses of $3.3 million from the Company's hog program due to the depressed hog market. Manufacturing expenses increased $1.4 million over the 1998 period due primarily to increased labor costs associated with operational quality initiatives and integration costs incurred at the manufacturing facilities in connection with the Company's enhancement of its information system. Marketing, distribution and advertising costs increased $1.1 million due primarily to costs associated with the continued rollout of the America's Country Stores ("ACS Stores"). As of September 30, 1999, 34 ACS Stores are operational with another 24 under construction and expected to become operational during the remainder of 1999. Two ACS Stores are company-owned with the others being owned and operated by independent dealers.

General and administrative expenses increased $6.7 million from the 1998 period due to increased relocation costs of $0.8 million and administrative fees of $1.1 million associated with services provided by Koch Industries and Koch Agriculture. Additionally, the Company recorded nonrecurring charges of $4.6 million during the third quarter (see Note 8).

Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the original purchase price in March 1998. Research and development costs remained consistent with the 1998 period. Other expense, net for the three months ended September 30, 1999 relates to service fees for swine and dairy management, finance income, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other income, net for the three months ended September 30, 1999 includes a $1.4 million loss on the Company's equity investments and losses on marketing arrangements offset by service fee and finance income.

Interest expense for the three months ended September 30, 1999 increased $2.8 million over the 1998 period as a result of the increase in the outstanding debt under the Credit Agreement and the Notes. The Company's effective income tax rate differed from the statutory rate in both 1998 and 1999 due to amortization of goodwill not being allowed as a tax deduction.

Nine months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

Due to overall lower commodity prices and a decrease in tons sold, net sales decreased 12.9% from the 1998 period. Gross profit was $126.8 million for the nine months ended September 30, 1999 compared to $151.1 million for the nine months ended September 30, 1998. Overall volume for the nine months ended September 30, 1999 was 3.1 million tons compared to 3.3 million tons for the comparable 1998 period, a decrease of 6.2%. Average margin per ton was $40.03, a 7.7% decrease from the nine month period ended September 30, 1998.

Both beef cattle and dairy cattle tons remained consistent with the 1998 period. Hog volume decreased 31.7% from the prior year due to the prevailing depressed market conditions and the resulting loss of one large customer in early 1999. Horse volume increased 10.1% over the 1998 period. The Company has had continued success in growing this business by aggressive marketing and promotion of product which has resulted in record volume sales in 1999. Laying chicken and meatbird volume decreased 13.2% from 1998 which can be attributed to the loss of sales of turkey and broiler feed to two large customers during the second quarter of 1998 and the Company's largest customer at the beginning of September 1999. Specialty and other volume increased 4.1% over the 1998 period.

Cost of products sold decreased $70.5 million, or 12.1% from the comparable 1998 period, due primarily to the $84.0 million decrease in ingredient costs. This decrease was partially offset by 1999 net losses of $10.8 million from the Company's hog program due to the depressed hog market. Manufacturing expenses increased $2.6 million over the 1998 period due primarily to increased labor costs associated with operational quality initiatives and integration costs incurred at the manufacturing facilities in connection with the Company's enhancement of its information system. Marketing, distribution and advertising costs increased $3.3 million due primarily to costs associated with the continued rollout of the ACS Stores.

General and administrative expenses decreased $10.8 million from the 1998 period which included the $15.9 million of compensation paid to management and holders of options and stock rights units as part of the Merger. The decrease was partially offset by an increase in bad debt expense of $2.6 million, relocation costs of $1.5 million and other corporate administrative expenses of $1.0 million. Additionally, the Company recorded $5.1 million in nonrecurring charges during 1999 (see
Note 8). The bad debt expense relates primarily to outstanding receivables from customers in the hog business and one large poultry customer.

Intangible amortization expense decreased due to the revaluation of intangible assets in allocating the original purchase price in March 1998. Research and development costs remained consistent with the 1998 period. Other income, net for the nine months ended September 30,

1999, relates to service fees for swine and dairy management, the (income) loss on the Company's equity investments and losses on marketing arrangements. Other income for the nine months ended September 30, 1999 includes the $2.4 million in service fee and finance income and $1.0 million on the sale of certain investments and licenses offset by a $2.8 million loss on the Company's equity investments and marketing arrangements.

Interest expense for the nine months ended September 30, 1999 increased $7.3 million over the 1998 period as a result of the increase in the outstanding debt under the Credit Agreement and the Notes due 2010. The Company's effective income tax rate differed from the statutory rate in both 1998 and 1999 due to amortization of goodwill not being allowed as a tax deduction. Management has reviewed the realization of the deferred tax assets and believes it is more likely than not that they will be realized through future taxable earnings.

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

The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. The Company has implemented a process to either replace or modify all of the Company's current computer systems and software applications. New software has been configured and implemented at all of the Company's feed mills and the Company's corporate headquarters. The Company currently estimates that its costs to enhance its information systems beginning in 1997 and through the year 2000 will approximate
$26 million, of which $1 million is yet to be incurred. The Company is also working with its key suppliers, customers and financial institutions to obtain assurances that their systems are year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net cash used in operating activities was $58.0 million compared to net cash provided by operating activities of $20.4 million during the same period in 1998. The increase in net cash used results primarily from an increase in net cash operating loss of $32.3 million and the reduction in payables to affiliates of $41.2 million. The decrease in operating profit includes a decrease in gross profit of $13.4 million before losses associated with the Company's hog program, an increase of $8.5 million in cash hog losses and $4.7 million in payments to fund guarantees.

Net cash used in investing activities was $17.6 million and $20.8 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The decrease is due to a decrease in capital expenditures of $4.8 million as construction of the Lubbock, Texas plant was completed in the last quarter of 1998. This decrease was partially offset by an increase in capital loans over the comparable 1998 period.

Net cash provided by financing activities in 1999 includes borrowings on the Revolving Credit Facility of $67.5 million less the repayment of Term Loans of $3.4 million. Net cash provided by financing activities in 1998 includes the proceeds from the Credit Agreement of $200.0 million and the proceeds from the Notes due 2010 of $350.0 million less the repayment of the Term Loans, Senior Subordinated Notes due 2003, and IRB Loans totaling $296.8 million and the dividend paid to Holdings of $237.2 million. In addition, net cash used in financing activities in 1998 includes payments of $12.3 million for financing costs.

At September 30, 1999, the Company had $29.9 million in cash and cash equivalents on hand with no amount available for borrowing under the Company's Revolving Credit Facility. The Company operates with a relatively low working capital level because a majority of its sales are made on terms whereby customers receive a 3% discount if payment is received immediately upon shipment of feed products, and raw ingredients are normally purchased just prior to manufacturing and shipment.

The Company expects that capital expenditures during fiscal year 1999 will be approximately $20.0 to $25.0 million, which includes
$6.0 million related to the new accounting and information reporting system. The Company's actual capital expenditures for the nine months ended September 30, 1999 were $15.9 million. The Company may from time to time be required to make additional capital expenditures in connection with the execution of its business strategies.

As previously discussed in Note 1, the Company and certain of its subsidiaries commenced the reorganization cases under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. In connection with the Company's preparations for the filing of the reorganization cases, the Company determined that they would need to obtain debtor in possession financing to ensure sufficient liquidity to meet their ongoing operating needs. On October 29, 1999, the Company obtained preliminary Bankruptcy Court approval for borrowings up to $20 million under the DIP Credit Agreement. The Company will seek final Bankruptcy Court approval for borrowings of up to $50 million under the DIP Credit Agreement.

Under the DIP Credit Agreement, the Company may borrow at the bank's alternative base rate plus 2% or, at the Company's option, LIBOR plus 3%. The DIP Credit Agreement also may be used in part for the issuance
of letters of credit not to exceed $20.0 million.   The Company is
charged an annual fee of 0.5% for amounts available but unused under the DIP Credit Agreement. In addition, the Company is charged a fee of 3.0% per annum on the daily average amount available for drawing under any letter of credit to the bank that has issued such letter of credit. The obligations of the Company under the DIP Credit Agreement are guaranteed by the Company and certain of its subsidiaries. The agreement matures November 1, 2000.

The Company and the guarantors are bound by affirmative covenants similar to those in the prepetition Credit Agreement and, in addition, is required to provide to the banks monthly reporting packages which consist of cash flow forecasts, financial statements, company headcount, trade credit terms on largest accounts payable and information regarding future purchase commitments entered into for the purpose of hedging swine market risk. Additionally, the Company and the guarantors are bound by negative covenants similar to those in the prepetition Credit Agreement.

In the event of continued depressed agricultural conditions and a decline in the Company's performance there is a possibility that funds generated by operations and the funds available under the DIP Credit Agreement may not be sufficient to meet working capital and short term liquidity requirements, capital expenditures and debt service. The inability to fund future capital expenditures could also have a material adverse effect on the Company's operations. Thus, the Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control and could have a material adverse impact on the Company.

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

FORWARD-LOOKING STATEMENTS

Information included in this Report on Form 10Q may constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include but are not limited to: Bankruptcy Court actions or proceedings related to the bankruptcy, general economic conditions including inflation, consumer debt levels, trade restrictions and interest rate fluctuations; competitive factors including pricing pressures, technological developments and products offered by competitors; inventory risks due to changes in market demand or the Company's business strategies; and changes in effective tax rates.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(Dollars in millions)

                                                                                                                      FAIR MARKET
                                                                                                                        VALUE AT
                                                                                                                      SEPTEMBER 30,
                           1999<F1>     2000        2001        2002           2003        THEREAFTER       TOTAL         1999
                           --------     ----        ----        ----           ----        ----------       -----     -------------
Notes                       $  --      $   --      $   --      $   --         $   --         $350.0         $350.0       $ 73.5
Interest rate                                                                                   9.0%

Variable rate
term debt
including current
portion:
  Tranche A                 $ 4.0      $ 10.3      $ 13.3      $ 16.3         $ 19.3         $ 29.8         $ 93.0       $ 93.0
  Interest rate<F2>
  Tranche B                 $ 0.2      $  0.3      $  0.3      $  0.3         $  0.3         $ 98.2         $ 99.6       $ 99.6
  Interest rate<F3>

<F1>Represents payments for the remainder of 1999
<F2>Eurodollar plus 2.75% (8.13% at September 30, 1999)
<F3>Eurodollar plus 3.25% (8.63% at September 30, 1999)

In 1998 the Company entered into an option contract to mitigate interest rate fluctuations on a notional amount of $75.0 million of debt under the Credit Agreement. The option contract provides that the Company will pay interest on the notional amount if the three month Eurodollar rate in the Credit Agreement falls below 5.2% and will receive interest if the three month Eurodollar rate is above 7.0%. The Company entered into a swap contract on $114.7 million of amortizing debt under the Credit Agreement in February 1999. The swap contract provides that the Company will pay interest on the notional amount based on a fixed rate of 5.6% and will receive the three month Eurodollar rate. No material payments or receipts of interest have been made on the option contract in 1999. Based on interest rates at September 30, 1999, an increase in interest rates of 1.0% would result in an increase in interest expense of $1.8 million over the next year after considering the option contract and the swap contract.

                              PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

  EXHIBIT                                                                       PAGE NUMBER OR
  NUMBER                         DESCRIPTION                            INCORPORATION BY REFERENCE TO
------------------------------------------------------------------------------------------------------------
   3.1         Certificate of Incorporation of Purina Mills, Inc.    Filed as Exhibit 3.1 to the Regis-
                                                                     tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

   3.2<F*>     Bylaws of Purina Mills, Inc.

   4.1         Indenture, dated as of March 12, 1998, between        Filed as Exhibit 4.1 to the Regis-
               Purina Mills, Inc., as issuer, and The First          tration Statement on Form S-4 of
               National Bank of Chicago, as trustee, relating to     Purina Mills, Inc., Registration
               the Notes (the "Indenture")                           No. 333-53865 and incorporated
                                                                     herein by reference

   4.2         Form of 9% Senior Subordinated Note due 2010 of       Filed as Exhibit 4.2 to the Regis-
               Purina Mills, Inc. (the "New Notes") (included as     tration Statement on Form S-4 of
               Exhibit A of the Indenture filed as Exhibit 4.1)      Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

   4.3         Credit Agreement, dated as of March 12, 1998,         Filed as Exhibit 4.3 to the Regis-
               among Purina Mills, Inc., Chase Bank of Texas,        tration Statement on Form S-4 of
               National Association, as Administrative Agent, and    Purina Mills, Inc., Registration
               the other financial institutions parties thereto      No. 333-53865 and incorporated
                                                                     herein by reference

   4.4         Form of Guarantee and Collateral Agreement, dated     Filed as Exhibit 4.4 to the Regis-
               March 12, 1998, among Purina Mills, Inc., the         tration Statement on Form S-4 of
               subsidiary guarantors of Purina Mills, Inc. that      Purina Mills, Inc., Registration
               are signatories thereto and Chase Bank of Texas,      No. 333-53865 and incorporated
               National Association                                  herein by reference

   4.5         PM Holdings Security Agreement, dated March 12,       Filed as Exhibit 4.5 to the Regis-
               1998, between PM Holdings Corporation and Chase       tration Statement on Form S-4 of
               Bank of Texas, National Association                   Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference



  EXHIBIT                                                                       PAGE NUMBER OR
  NUMBER                         DESCRIPTION                            INCORPORATION BY REFERENCE TO
------------------------------------------------------------------------------------------------------------
   4.6         PM Holdings Guaranty, dated March 12, 1998,           Filed as Exhibit 4.6 to the Regis-
               between PM Holdings Corporation and Chase Bank        tration Statement on Form S-4 of
               of Texas, National Association                        Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

   4.7         Registration Rights Agreement, dated as of            Filed as Exhibit 4.7 to the Regis-
               March 12, 1998, by and among Purina Mills, Inc.       tration Statement on Form S-4 of
               and the Initial Purchasers listed therein,            Purina Mills, Inc., Registration
               relating to the Notes                                 No. 333-53865 and incorporated
                                                                     herein by reference

   4.8         First Amendment dated as of December 31, 1998,        Filed as Exhibit 4.8 to the Regis-
               to Credit Agreement, dated March 12, 1998, among      tration Statement on Form 10-K of
               Purina Mills, Inc., Chase Bank of Texas, National     Purina Mills, Inc., Registration
               Association, as Administrative Agent, and the other   No. 333-53865 and incorporated
               financial institutions parties thereto                herein by reference

  10.1         Form of Purina Mills, Inc. Discretionary Capital      Filed as Exhibit 10.2 to the Regis-
               Accumulation Plan for Key Employees                   tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.2         Purina Mills, Inc./PM Holdings Corporation            Filed as Exhibit 10.3 to the Regis-
               Severance Program for Key Employees, as amended       tration Statement on Form S-4 of
               and restated effective January 9, 1998                Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.3         Purina Mills, Inc. Supplemental Executive             Filed as Exhibit 10.4 to the Regis-
               Retirement Plan, effective as of January 1, 1998      tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.4         Koch Industries, Inc. Supplemental Executive          Filed as Exhibit 10.5 to the Regis-
               Retirement Plan, effective as of May 9, 1994          tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.5         Sub-Group Tax Sharing Agreement, dated March 12,      Filed as Exhibit 10.6 to the Regis-
               1998, between PM Holdings Corporation and each of     tration Statement on Form S-4 of
               its subsidiaries listed therein                       Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.6         Parent Tax Sharing Agreement, dated March 12,         Filed as Exhibit 10.7 to the Regis-
               1998, between Koch Industries, Inc. and PM Holdings   tration Statement on Form S-4 of
               Corporation                                           Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.7         Jet-Pro License Agreement between Purina Mills,       Filed as Exhibit 10.8 to the Regis-
               Inc. and Koch Feed Company, dated March 12, 1998      tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference




  EXHIBIT                                                                       PAGE NUMBER OR
  NUMBER                         DESCRIPTION                            INCORPORATION BY REFERENCE TO
------------------------------------------------------------------------------------------------------------
  10.8         Koch Agriculture Supply Agreement between Purina      Filed as Exhibit 10.9 to the Regis-
               Mills, Inc. and Nutrition Supply and Trading, a       tration Statement on Form S-4 of
               division of Koch Agriculture Company, dated March     Purina Mills, Inc., Registration
               12, 1998                                              No. 333-53865 and incorporated
                                                                     herein by reference

  10.9         License Agreement dated October 1, 1986 between       Filed as Exhibit 10.10 to the
               Ralston Purina Company and Purina Mills, Inc.         Registration Statement on Form S-4
                                                                     of Purina Mills, Inc., Registration
                                                                     No. 333-53865 and incorporated
                                                                     herein by reference

 10.10         First Amendment dated June 30, 1999 to Koch           Filed as Exhibit 10.10 to the
               Agriculture Supply Agreement between Purina Mills,    Quarterly Report for the quarterly
               Inc. and Nutrition Supply and Trading, a division     period ended June 30, 1999 on
               of Koch Agriculture Company, dated March 12, 1998     Form 10-Q of Purina Mills, Inc.
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

 10.11         First Amendment dated June 24, 1999 to Jet-Pro        Filed as Exhibit 10.11 to the
               License Agreement between Purina Mills, Inc. and      Quarterly Report for the quarterly
               Koch Feed Company, dated March 12, 1998               period ended June 30, 1999 on
                                                                     Form 10-Q of Purina Mills, Inc.
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

 10.12<F*>     Employment Agreement, dated as of July 1, 1999,
               between Purina Mills, Inc. and Darrell Swank.

 10.13<F*>     Form of Employment Agreements, dated as of September
               10, 1999, between Purina Mills, Inc. and Brad J.
               Kerbs, David R. Hoogmoed, Thomas H. Shepherd,
               Jeffrey K. Gough, Del G. Meinz, David G. Kabbes,
               James R. Emanuelson, Bradley D. Schu, Rick L. Bowen,
               Glenn Shields, Mark S. Chenoweth, Kelly D. Wiesbrock
               and Max A. Fisher, all individually and all identical
               as to terms.

 27.1<F*>      Financial Data Schedule

____________________

<F*> Filed herewith

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PURINA MILLS, INC.



Date:  November 15, 1999    /s/Del G. Meinz
                            ---------------
                            Del G. Meinz
                            Chief Accounting Officer

                                         EXHIBIT INDEX

  EXHIBIT                                                                       PAGE NUMBER OR
  NUMBER                         DESCRIPTION                            INCORPORATION BY REFERENCE TO
------------------------------------------------------------------------------------------------------------
   3.1         Certificate of Incorporation of Purina Mills, Inc.    Filed as Exhibit 3.1 to the Regis-
                                                                     tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

   3.2<F*>     Bylaws of Purina Mills, Inc.

   4.1         Indenture, dated as of March 12, 1998, between        Filed as Exhibit 4.1 to the Regis-
               Purina Mills, Inc., as issuer, and The First          tration Statement on Form S-4 of
               National Bank of Chicago, as trustee, relating to     Purina Mills, Inc., Registration
               the Notes (the "Indenture")                           No. 333-53865 and incorporated
                                                                     herein by reference

   4.2         Form of 9% Senior Subordinated Note due 2010 of       Filed as Exhibit 4.2 to the Regis-
               Purina Mills, Inc. (the "New Notes") (included as     tration Statement on Form S-4 of
               Exhibit A of the Indenture filed as Exhibit 4.1)      Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

   4.3         Credit Agreement, dated as of March 12, 1998, among   Filed as Exhibit 4.3 to the Regis-
               Purina Mills, Inc., Chase Bank of Texas, National     tration Statement on Form S-4 of
               Association, as Administrative Agent, and the other   Purina Mills, Inc., Registration
               financial institutions parties thereto                No. 333-53865 and incorporated
                                                                     herein by reference

   4.4         Form of Guarantee and Collateral Agreement, dated     Filed as Exhibit 4.4 to the Regis-
               March 12, 1998, among Purina Mills, Inc., the         tration Statement on Form S-4 of
               subsidiary guarantors of Purina Mills, Inc. that      Purina Mills, Inc., Registration
               are signatories thereto and Chase Bank of Texas,      No. 333-53865 and incorporated
               National Association                                  herein by reference

   4.5         PM Holdings Security Agreement, dated March 12,       Filed as Exhibit 4.5 to the Regis-
               1998, between PM Holdings Corporation and Chase       tration Statement on Form S-4 of
               Bank of Texas, National Association                   Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference



  EXHIBIT                                                                       PAGE NUMBER OR
  NUMBER                         DESCRIPTION                            INCORPORATION BY REFERENCE TO
------------------------------------------------------------------------------------------------------------
   4.6         PM Holdings Guaranty, dated March 12, 1998, between   Filed as Exhibit 4.6 to the Regis-
               PM Holdings Corporation and Chase Bank of Texas,      tration Statement on Form S-4 of
               National Association                                  Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

   4.7         Registration Rights Agreement, dated as of March 12,  Filed as Exhibit 4.7 to the Regis-
               1998, by and among Purina Mills, Inc. and the         tration Statement on Form S-4 of
               Initial Purchasers listed therein, relating to the    Purina Mills, Inc., Registration No.
               Notes                                                 333-53865 and incorporated herein by
                                                                     reference

   4.8         First Amendment dated as of December 31, 1998, to     Filed as Exhibit 4.8 to the Regis-
               Credit Agreement, dated March 12, 1998, among Purina  tration Statement on Form 10-K of
               Mills, Inc., Chase Bank of Texas, National            Purina Mills, Inc., Registration No.
               Association, as Administrative Agent, and the other   333-53865 and incorporated herein
               financial institutions parties thereto                by reference

  10.1         Form of Purina Mills, Inc. Discretionary Capital      Filed as Exhibit 10.2 to the Regis-
               Accumulation Plan for Key Employees                   tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.2         Purina Mills, Inc./PM Holdings Corporation            Filed as Exhibit 10.3 to the Regis-
               Severance Program for Key Employees, as amended       tration Statement on Form S-4 of
               and restated effective January 9, 1998                Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.3         Purina Mills, Inc. Supplemental Executive             Filed as Exhibit 10.4 to the Regis-
               Retirement Plan, effective as of January 1, 1998      tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.4         Koch Industries, Inc. Supplemental Executive          Filed as Exhibit 10.5 to the Regis-
               Retirement Plan, effective as of May 9, 1994          tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.5         Sub-Group Tax Sharing Agreement, dated March 12,      Filed as Exhibit 10.6 to the Regis-
               1998, between PM Holdings Corporation and each of     tration Statement on Form S-4 of
               its subsidiaries listed therein                       Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.6         Parent Tax Sharing Agreement, dated March 12, 1998,   Filed as Exhibit 10.7 to the Regis-
               between Koch Industries, Inc. and PM Holdings         tration Statement on Form S-4 of
               Corporation                                           Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference

  10.7         Jet-Pro License Agreement between Purina Mills, Inc.  Filed as Exhibit 10.8 to the Regis-
               and Koch Feed Company, dated March 12, 1998           tration Statement on Form S-4 of
                                                                     Purina Mills, Inc., Registration No.
                                                                     333-53865 and incorporated herein by
                                                                     reference



  EXHIBIT                                                                       PAGE NUMBER OR
  NUMBER                         DESCRIPTION                            INCORPORATION BY REFERENCE TO
------------------------------------------------------------------------------------------------------------
  10.8         Koch Agriculture Supply Agreement between Purina      Filed as Exhibit 10.9 to the Regis-
               Mills, Inc. and Nutrition Supply and Trading, a       tration Statement on Form S-4 of
               division of Koch Agriculture Company, dated March 12, Purina Mills, Inc., Registration
               1998                                                  No. 333-53865 and incorporated
                                                                     herein by reference

  10.9         License Agreement dated October 1, 1986 between       Filed as Exhibit 10.10 to the
               Ralston Purina Company and Purina Mills, Inc.         Registration Statement on
                                                                     Form S-4 of Purina Mills, Inc.,
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

 10.10         First Amendment dated June 30, 1999 to Koch           Filed as Exhibit 10.10 to the
               Agriculture Supply Agreement between Purina Mills,    Quarterly Report for the quarterly
               Inc. and Nutrition Supply and Trading, a division     period ended June 30, 1999 on
               of Koch Agriculture Company, dated March 12, 1998     Form 10-Q of Purina Mills, Inc.
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

 10.11         First Amendment dated June 24, 1999 to Jet-Pro        Filed as Exhibit 10.11 to the
               License Agreement between Purina Mills, Inc. and      Quarterly Report for the quarterly
               Koch Feed Company, dated March 12, 1998               period ended June 30, 1999 on
                                                                     Form 10-Q of Purina Mills, Inc.
                                                                     Registration No. 333-53865 and
                                                                     incorporated herein by reference

 10.12<F*>     Employment Agreement, dated as of July 1, 1999,
               between Purina Mills, Inc. and Darrell Swank.

 10.13<F*>     Form of Employment Agreements, dated as of
               September 10, 1999, between Purina Mills, Inc.
               and Brad J. Kerbs, David R. Hoogmoed, Thomas H.
               Shepherd, Jeffrey K. Gough, Del G. Meinz, David G.
               Kabbes, James R. Emanuelson, Bradley D. Schu,
               Rick L. Bowen, Glenn Shields, Mark S. Chenoweth,
               Kelly D. Wiesbrock and Max A. Fisher, all
               individually and all identical as to terms.

 27.1<F*>      Financial Data Schedule

____________________

<F*> Filed herewith